Form 10-K
period 1993-12-31
INGERSOLL RAND CO
filed 1994-03-30
CIK 50485

FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

           X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1993
                                          or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

                              Commission File No. 1-985
                                 INGERSOLL-RAND COMPANY
                (Exact name of registrant as specified in its charter)

                          New Jersey                       13-5156640
               (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)           Identification No.)

                   Woodcliff Lake, New Jersey                 07675
            (Address of principal executive offices)        (Zip Code)

          Registrant's telephone number, including area code: (201)573-0123 Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
               Title of each class                 on which registered

             Series A Preference               New York, London and
               Stock Purchase Rights             Amsterdam Stock Exchanges
             Common Stock, $2 par value        New York, London and
                                                 Amsterdam Stock Exchanges

          Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES  X     NO

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

          The aggregate market value of common stock held by nonaffiliates on March 10, 1994 was $4,063,998,940 based on the closing price of such stock on the New York Stock Exchange.


          The number of shares of common stock outstanding as of March 10, 1994 was 105,447,690.


                         DOCUMENTS INCORPORATED BY REFERENCE
            Annual Report to Shareowners for fiscal year ended December 31, 1993. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report, the 1993 Annual Report to Shareowners is not to be deemed filed as part of this report.
            Proxy Statement for Annual Meeting of Shareholders to be held on April 28, 1994. See Part III of this Form 10-K Annual Report for portions incorporated by reference. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year).

                                        PART I
          Item 1.   BUSINESS
                  Ingersoll-Rand Company (the company) was organized in 1905 under the laws of the State of New Jersey as a consolidation of Ingersoll-Sergeant Drill Company and the Rand Drill Company, whose businesses were established in the early 1870's. Over the years the company has supplemented its original business, which consisted primarily of the manufacture and sale of rock drilling equipment, with additional products which have been developed internally or obtained through acquisition.

                  On December 31, 1986, the company and Dresser Industries, Inc. (Dresser) formed Dresser-Rand Company (Dresser-Rand), a partnership comprising the worldwide reciprocating compressor and turbomachinery businesses of the two companies. Dresser-Rand, originally a 50/50 partnership, commenced operations on January 1, 1987. Effective October 1, 1992, Dresser increased its ownership interest in the partnership to 51 percent from 50 percent. The company's ownership interest is now 49 percent. Dresser-Rand manufactures products such as gas turbines, gas compressors, power recovery systems, reciprocating gas engines and steam turbines, which were previously manufactured by the company.

                  Effective October 1, 1992, the company and Dresser formed Ingersoll-Dresser Pump Company (IDP), a partnership which is owned 51 percent by the company and 49 percent by Dresser. This joint venture includes the majority of the worldwide pump operations of the two companies, and its results have been included in the consolidated financial statements of the company since the formation date.

                  The following acquisitions have been accounted for as purchases and, accordingly, each purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values. The results of operations since the dates of acquisition are included in the consolidated financial statements.

          o Effective February 1, 1990, the company completed the acquisition of The Aro Corporation (Aro) and its subsidiaries for $131.5 million in cash, from Todd Shipyards Corporation. Aro is a manufacturer of air-powered tools, valves, pumps and related equipment.

          o On October 31, 1990, the company acquired ABG Verwaltungs GmbH and related entities (ABG) for $35.4 million in cash. ABG is a manufacturer of paving equipment and other road machinery. During 1990, the company also acquired several smaller operations for approximately $27.7 million in cash.

          o In early 1992, the company acquired Industrias del Rodamiento, S.A. (IRSA) for $14.0 million in cash and $1.8 million in notes. IRSA manufactures and markets an extensive line of bearings, as well as wheel kits and automotive accessories.

          o In August 1993, the company acquired the Kunsebeck, Germany, needle and cylindrical bearing business of FAG Kugelfischer Georg Schafer AG of Schweinfurt, Germany, for $42.5 million in cash, subject to final contract negotiations.

                  Dispositions that the company has made in recent years are as follows:

          o The company sold on January 18, 1991, Schlage Electronics, a business unit of the company's Schlage Lock Company. The sales price was in excess of the carrying value of the investment in Schlage Electronics.

          o The company sold the assets of several small business units in 1993, as well as substantially all of the assets of its coal-mining machinery and aerospace bearings businesses for $55.5 million in cash.

          Products
                  The company manufactures and sells primarily nonelectrical machinery and equipment. Principal products include the following:

          Abrasive blasting and recovery     Industrial pumps
             systems                         Lubrication equipment
          Air compressors                    Material handling equipment
          Air dryers                         Mining machinery
          Air logic controls                 Monitoring drills
          Air motors                         Needle roller bearings
          Air tools                          Pavement-milling machines
          Architectural hardware trim        Paving equipment
          Asphalt compactors                 Pellet mills
          Automated-parts finishing          Pneumatic cylinders
            systems                          Pneumatic valves
          Automated production systems       Portable compressors
          Automotive components              Portable generators
          Ball bearings                      Portable light towers
          Construction equipment             Pulp-processing machinery
          Dewatering presses                 Road-building machinery
          Diaphragm pumps                    Rock drills
          Door closers                       Roller bearings
          Door hardware                      Roller mills
          Door locks                         Rotary drills
          Emergency exit devices             Rough-terrain forklifts
          Engineered pumps                   Separation equipment
          Engine-starting systems            Soil compactors
          Extrusion systems                  Spray-coating systems
          Fluid-handling equipment           Waterjet-cutting systems
          Food-processing equipment          Water well drills
          Foundation drills                  Winches
          Hoists

                  These products are sold primarily under the company's name and also under other names including Torrington, Fafnir, Klemm, Schlage, CPM, LCN Closers, Von Duprin, Aro, ABG,
          Ingersoll-Dresser Pumps, Pacific, Worthington, Jeumont-Schneider Pumps and Pleuger.

                  During the past three years, the division of the company's sales between capital goods and expendables has been in the approximate ratio of 56 percent and 44 percent, respectively. The company generally defines as expendables those products which are not capitalized by the ultimate user.
          Examples of such products are parts sold for replacement purposes, power tools and needle bearings.

                  The seasonal business of the company is insignificant.

                  Additional information on the company's business and financial information about industry segments is presented in Footnote 16 of the Annual Report to Shareowners for 1993, incorporated by reference in this Form 10-K Annual Report.

          Distribution
                  The company's products are distributed by a number of methods which the company believes are appropriate to the type of product. Sales are made domestically through branch sales offices and through distributorships and dealers across the United States. International sales are made through approximately 60 subsidiary sales and service companies with a supporting chain of distributors in over 100 countries.

          Working Capital
                  The working capital requirements of the company vary with respect to the many products and industries in which it is involved. In general, the requirements of its Engineered Equipment Segment, which manufactures machinery for specialized customer needs, involve a relatively long lead time and, at times, more significant company investment with respect to the particular product or order. Historically, these orders are generally covered by progress payments, which reduce the company's investment in the amount of inventory maintained by this segment. The products manufactured by the company's Standard Machinery and Bearings, Locks and Tools segments are more in the nature of standard equipment. Consequently, a wider variety must usually be more readily available to meet rapid delivery requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by the company's major competitors.

          Customers
                  No material part of the company's business is dependent upon a single customer or very few customers, the loss of any one of which would have a material adverse effect on the company's operations.

          Competitive Conditions
                  The company's products are sold in highly competitive markets throughout the world against products produced by both foreign and domestic corporations. The principal methods of competition in these markets relate to price, quality and service. The company believes that it is one of the leading manufacturers in the world of a broad line of air compression systems, anti-friction bearings, construction equipment, air tools and pumps (through the IDP joint venture). In addition, it believes it is also an important factor in domestic markets for locks and other door hardware products.

          International Operations
                  Sales to customers outside the United States, including domestic sales for export, accounted for approximately 40 percent of the consolidated net sales in 1993. Information as to operating income by geographic area is set forth in Footnote 16 of the Annual Report to Shareowners for 1993, incorporated by reference in this Form 10-K Annual Report. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the company's international operations.

          Raw Materials
                  The company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the company's products are purchased from numerous suppliers, and the company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

          Backlog
                  The company's approximate backlog of orders at December 31, 1993, believed by it to be firm, was $134 million for the Standard Machinery Segment, $393 million for the Engineered Equipment Segment and $395 million for the Bearings, Locks and Tools Segment as compared to $131 million, $428 million and $373 million, respectively, at December 31, 1992. These backlog figures are based on orders received. While the major portion of the company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead time and are often subject to revision, deferral, cancellation or termination. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

          Research, Engineering and Development
                  The company maintains extensive research, engineering and development facilities for experimenting, testing and developing high quality products. The company employs approximately 1,500 professional employees for its research, engineering and development activities. The company spent $150 million in 1993, $138 million in 1992 and $124 million in 1991 on research, engineering and development.

          Patents and Licenses
                  The company owns numerous patents and patent applications and is licensed under others. While it considers that in the aggregate its patents and licenses are valuable, it does not believe that its business is materially dependent on its patents or licenses or any group of them. In the company's opinion, engineering and production skills, and experience are more responsible for its market position than patents or licenses.

          Environmental Matters
                  The company's facilities are subject to environmental regulation by federal, state and local authorities. It is the company's policy to comply with all environmental regulatory requirements and the company is in substantial compliance with those laws and regulations. While there is some degree of uncertainty associated with the compliance costs resulting from new regulatory initiatives such as the 1990 Amendments to the Clean Air Act, which have not as yet been fully implemented, the ongoing cost of compliance has not had, nor is it expected to have, a material adverse effect upon the company's capital expenditures or financial position.

                  Federal Superfund and similar state laws impose joint and several responsibility for cleaning up designated hazardous sites not only on the owner and operator but also on any person who contributed hazardous waste to the site. As of December 31, 1993, the company has been identified as a potentially responsible party ("PRP") in connection with 29 federal and state superfund sites. At all these sites there are other PRPs and to date there is no indication the company will be liable for more than its pro rata share of remediation costs at any site. While some of these sites are still under investigation, in the aggregate, the company's anticipated pro rata share of responsibility at these sites is not deemed to be material. Additional lawsuits and claims involving environmental matters are likely to arise from time to time. In addition, the company continues to investigate and remediate environmental contamination from past operations at its facilities.

                  Based upon the company's experience to date with environmental claims and litigation and with site investigation and remediation, its expenditures for environmental purposes have not been and are not expected to be material or to have a material adverse effect on the company's capital expenditures, earnings or competitive position. (See also Financial Review and Management Analysis in the Annual Report to Shareowners for 1993 included as Exhibit 13 to this report.)

          Employees
                  There are approximately 35,100 employees of the company throughout the world, of whom approximately 22,800 work in the United States and 12,300 in foreign countries. Approximately 18 percent of the company's production and maintenance employees, who work in 9 plants in the United States, are represented by 7 unions. The company believes relations with its employees are satisfactory.

          Item 2.   PROPERTIES
                  The company's executive offices are located at Woodcliff Lake, New Jersey. Manufacturing and assembly operations are conducted in 48 plants in the United States; 6 plants in Canada; 26 plants in Europe; 5 plants in the Far East; 5 plants in Latin America; 2 plants in Asia and 1 plant in Africa. The company also maintains various warehouses, offices and repair centers in the United States, Canada and abroad.

                  Substantially all plant facilities are owned by the company and the remainder are under long-term lease. The company believes that its plant and equipment have been well maintained and are generally in good condition. The company has several closed facilities that it is actively marketing with the intent of selling them at their net realizable value.

                  The operating segments for which the facilities are primarily used are as described below. Facilities that produce products in several operating segments are classified by the products which they primarily manufacture. Facilities under long-term lease are included below and are not significant to each operating segment's total number of plants or square footage.

          Standard Machinery
                  This segment's products include machinery regularly used in general manufacturing and in industries such as mining and construction. Products range from blasthole drills used in mining and construction to small air compressors found worldwide in auto service stations. The segment is aligned into two operating groups: Air Compressor Group and Construction and Mining Group. The segment's manufacturing locations are as follows:
                                                         Approximate
                                    Number of Plants    Square Footage

                  Domestic                  7              1,884,000
                  International            11              1,889,000

                          Total            18              3,773,000

          Engineered Equipment
                  The products manufactured by this segment are predominantly designed for specific customer applications. The segment's diverse product line includes pumps, liquid/solid separation and densification machinery. The segment is organized into two operating groups: Pump Group and Process Systems Group. The segment's manufacturing facilities are as follows:
                                                         Approximate
                                    Number of Plants    Square Footage

                  Domestic                 12              2,473,000
                  International            19              2,457,000

                          Total            31              4,930,000

          Bearings, Locks and Tools
                  This segment primarily serves the automotive, capital goods, energy and construction industries. Products in this segment include bearings for specialized and industrial application, locks and door hardware for residential and commercial buildings, air tools for industrial use, air winches, hoists and engine starting systems, and automated production systems for transportation equipment manufacturers. There are three operating groups in this segment: Bearings and Components Group, Production Equipment Group and Door Hardware Group. The segment's manufacturing facilities are as follows:
                                                         Approximate
                                    Number of Plants    Square Footage

                  Domestic                 29              6,358,000
                  International            15              1,607,000

                          Total            44              7,965,000


          Item 3.   LEGAL PROCEEDINGS
                  In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for the cleanup of 29 waste sites under Superfund and similar state laws. In the opinion of the company pending legal matters, including those discussed below, are not expected to have a material adverse effect on its operations or financial condition.

                  By letter received on May 8, 1991, the Connecticut Department of Environmental Protection ("CTDEP") assessed a civil penalty in the amount of $207,500 on The Torrington Company, a wholly-owned subsidiary of the company ("Torrington"), for alleged effluent violations of a state wastewater discharge permit issued to Torrington's Newington facility. This penalty amount was calculated by CTDEP based on a stipulated judgment dated September 29, 1988, which provides for civil penalties to be assessed against Torrington for effluent violations of its discharge permit. This Stipulated Judgment was entered in an action entitled Stanley J. Pac, Commissioner of Environmental Protection v. Fafnir Bearing Division, The Torrington Company, in the Superior Court for the Judicial District of Hartford/New Britain at Hartford. Pursuant to a settlement agreement with CTDEP in February 1994, the penalty assessment was reduced to $130,475 and was paid by Torrington.

                  By letter dated June 18, 1992, Torrington was notified by the Office of the Attorney General of the state of Connecticut of a $675,000 penalty assessed against several of its plants located in Connecticut for alleged violations of state wastewater discharge regulations. On February 28, 1994, a Stipulated Judgment was entered in an action entitled Timothy R. E. Keeney, Commissioner of Environmental Protection v. The Torrington Company, in the Superior Court for the Judicial District of Hartford/New Britain at Hartford, pursuant to which the penalty assessment was reduced to $271,525 and paid by Torrington. Torrington is required under the Stipulated Judgment to perform certain investigative and testing activities to identify potential sources of contaminants at the involved plants. The Stipulated Judgment also includes stipulated penalties for any future violations of effluent limitations contained in discharge permits held by the involved plants.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December 31, 1993.

          The following information is included in accordance with the provision of Part III, Item 10.
                                  Date of
                                 Service as    Principal Occupation and
                                an Executive   Other Information
          Name and Age            Officer      for Past Five Years
          James E. Perrella(58)     5/4/77     Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer,
                                                 Director (President and
                                                 Director, September 1992 -
                                                 October 1993; Executive
                                                 Vice President, 1982 -
                                                 1992)
          Thomas E. Bennett(64)     8/7/74     Executive Vice President
                                                 (Executive Vice President
                                                 and President of IDP,
                                                 October 1992 - March 1994;
                                                 Executive Vice President
                                                 and President of the
                                                 Bearings and Components
                                                 Group, 1989 - October
                                                 1992; Vice President and
                                                 President of the Bearings
                                                 and Components Group,
                                                 1981 - 1989)
          William G. Mulligan(63)   5/2/73     Executive Vice President
          J. Frank Travis(58)       2/7/90     Executive Vice President
                                                 (Vice President and
                                                 President of the Bearings
                                                 and Components Group,
                                                 February 1992 - December
                                                 1993; President of the Air
                                                 Compressor Group, 1989 -
                                                 February 1992)
          Thomas F. McBride(58)     9/5/79     Senior Vice President and
                                                 Chief Financial Officer
                                                 (Senior Vice President
                                                 and Comptroller, February
                                                 1992 - May 1993; Vice
                                                 President and Comptroller,
                                                 1981 - 1992)
          William J. Armstrong(52)  8/3/83     Vice President and Treasurer
          Paul L. Bergren(44)      12/2/92     Vice President and President
                                                 of the Air Compressor
                                                 Group (Vice President and
                                                 General Manager -
                                                 Centrifugal Compressor
                                                 Division, 1989 - 1992)
          Frederick W. Hadfield(57) 8/1/79     Vice President and President
                                                 of IDP (Vice President,
                                                 1979 - March 1994)

                                  Date of
                                 Service as    Principal Occupation and
                                an Executive   Other Information
          Name and Age            Officer      for Past Five Years
          Daniel E. Kletter(55)     2/7/90     Vice President and President
                                                 of the Construction and
                                                 Mining Group (Vice
                                                 President and General
                                                 Manager - Portable
                                                 Compressor Division,
                                                 1981 - 1989)
          David W. Lasier(61)       3/2/88     Vice President and
                                                 President of Door Hardware
                                                 Group
          Patricia Nachtigal(47)   11/2/88     Vice President and General
                                                 Counsel (Secretary and
                                                 Managing Attorney, 1988 -
                                                 1991)
          James R. O'Dell(55)      12/3/88     Vice President
          Larry H. Pitsch(53)       2/7/90     Vice President and President
                                                 of the Process Systems
                                                 Group (President of
                                                 Industrial Process
                                                 Machinery Group, 1985 -
                                                 1989)
          Gerald E. Swimmer(49)     5/1/82     Vice President
          R. Barry Uber(48)         2/7/90     Vice President and President
                                                 of the Production
                                                 Equipment Group (Vice
                                                 President and General
                                                 Manager - Power Tool
                                                 Division, 1985 - 1989)
          Ronald G. Heller(47)      2/6/91     Secretary and Assistant
                                                 General Counsel (Assistant
                                                 General Counsel, 1988 -
                                                 1991)

          No family relationship exists between any of the above-listed executive officers of the company. All officers are elected to hold office for one year or until their successors are elected and qualify.

                                       PART II

          Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                  Information regarding the principal market for the company's common stock and related stockholder matters are as follows:

          Quarterly share prices and dividends for the common stock are shown in the following tabulation. The common shares are listed on the New York Stock Exchange and also on the London and Amsterdam exchanges.

                                                  Common Stock
                                       High            Low       Dividend
          1993
          First quarter            $36  1/4        $28 3/4          $.175
          Second quarter            35  3/8         29 1/2           .175
          Third quarter             39  3/4         31               .175
          Fourth quarter            39  7/8         35               .175

                                       High
                                                       Low       Dividend

          1992
          First quarter            $33 3/16        $26 1/4          $.165
          Second quarter            32  1/4         25 3/8           .175
          Third quarter             30  1/4         25               .175
          Fourth quarter            34  1/4         26 3/8           .175


                  The Bank of New York (Church Street Station, P.O. Box 11258, New York, NY 10286-1258,(800)524-4458) is the transfer agent, registrar and dividend reinvestment agent.

                  There are no significant restrictions on the payment of dividends.

                  The approximate number of record holders of common stock as of March 10, 1994 was 16,000.

          Item 6.   SELECTED FINANCIAL DATA
                  Selected financial data for the five years ended December 31, 1993, is as follows (in thousands except per share amounts):

    December 31               1993        1992        1991        1990       1989

    Net sales           $4,021,071  $3,783,787  $3,586,220  $3,737,847 $3,447,407

    Net earnings (loss)    142,524    (234,406)    150,589     185,343    210,751

    Total assets         3,375,332   3,387,552   2,979,560   2,982,507  2,594,591

    Long-term debt         314,136     355,598     375,846     265,163    279,916

    Shareowners' equity  1,349,825   1,293,375   1,633,056   1,556,424  1,376,865

    Earnings (loss) per
      common share           $1.36      $(2.25)      $1.45       $1.78      $1.98

    Dividends per
      common share            0.70        0.69        0.66        0.63       0.58

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Management's discussion and analysis of financial condition and results of operations is included as Financial Review and Management Analysis in Exhibit 13 - the Annual Report to Shareowners for 1993 and is incorporated by reference in this Form 10-K Annual Report.

          Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  The following financial statements and supplementary financial information included in the accompanying Annual Report to Shareowners for 1993 are incorporated by reference in this Form 10-K Annual Report:

                  (a) The consolidated financial statements and the report thereon of Price Waterhouse dated February 1, 1994, are included as Exhibit 13 - the Annual Report to Shareowners (excluding the Financial Review and Management Analysis) for 1993.

                  (b) The unaudited quarterly financial data for the two-year period ended December 31, 1993, is as follows (in thousands except per share amounts):

                                                                      Earnings
                                                                Net (loss) per
                            Net      Cost of   Operating   earnings     common
     1993                 sales   goods sold      income     (loss)      share

     First quarter   $  952,105   $  728,042    $ 45,150   $   3,628    $  .04
     Second quarter   1,006,773      752,816      69,344      35,937       .34
     Third quarter      973,524      736,244      64,505      35,186       .33
     Fourth quarter   1,088,669      799,588     112,515      67,773       .65
       Year 1993     $4,021,071   $3,016,690    $291,514   $ 142,524    $ 1.36

     1992

     First quarter   $  861,242   $  666,132    $ 40,422   $(329,438)   $(3.16)
     Second quarter     926,932      708,874      62,049      32,638       .31
     Third quarter      904,015      695,563      40,097      29,970       .29
     Fourth quarter   1,091,598      811,292      32,671      32,424       .31
       Year 1992     $3,783,787   $2,881,861    $175,239   $(234,406)   $(2.25)

          o During the fourth quarter of 1993, the company retroactively changed its method of accounting for postemployment benefits. The effect of this change on the company amounted to $21.0 million (net of tax) and resulted in the restatement of the company's net earnings for the first quarter from $24.6 million ($0.24 per share) to $3.6 million ($0.04 per share).

          o During the second quarter of 1993, the company recorded a $5.0 million ($0.03 per share) restructure of operations charge, related to the sale of substantially all of the underground coal-mining machinery assets (see Note 4 to the Consolidated Financial Statements).

          o The reductions in LIFO inventory quantities increased net earnings per share by $0.02, $0.05, $0.01 and $0.02 in the second and fourth quarters of 1993 and 1992, respectively.

          o During the fourth quarter of 1992, the company retroactively changed its method of accounting for postretirement benefits other than pensions and deferred income taxes. The effect of these changes for the periods prior to January 1, 1992, amounted to $350.0 million (net of tax), and resulted in the restatement of the company's net earnings for the first quarter from $26.4 million ($0.25 per share) to a net loss of $329.4 million ($3.16 per share). These changes also resulted in the restatement of the company's net earnings for the second and third quarters of the year from $38.6 million ($0.37 per share) and $35.9 million ($0.35 per share) to $32.6 million ($0.31 per share) and $30.0 million ($0.29 per share), respectively.

          o The fourth quarter of 1992 included the results of the Ingersoll-Dresser Pump Company formed on October 1, 1992 (see
              Note 2 to the Consolidated Financial Statements).

          o In the third quarter of 1992, the company recorded a $10.0 million ($0.06 per share) restructure of operations charge relating to its aerospace bearings business (see Note 4 to the Consolidated Financial Statements).

          o The fourth quarter of 1992 included a $70.0 million restructuring charge relating to the Ingersoll-Dresser Pump Company. The company's portion of the restructure of operations charge for IDP was $35.0 million pretax and $25.7 million ($0.25 per share) after-tax.

          Item 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  None.

                                       PART III

          Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  The information required by Item 10 is (i) incorporated by reference in this Form 10-K Annual Report from pages 3, 4, 6, and 7 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1994, and (ii) included in Part I on pages 11 and 12 of this Form 10-K Annual Report.

          Item 11.  EXECUTIVE COMPENSATION
                  Information on executive compensation is incorporated by reference in this Form 10-K Annual Report from pages 7 through 19 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1994.

          Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT
                  Information on security ownership of directors and nominees, directors and officers as a group and certain beneficial owners is incorporated by reference in this Form 10-K Annual Report on pages 5 and 6 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1994.

          Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Information required by Item 13 is incorporated by reference in this Form 10-K Annual Report from page 20 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1994.

                                       PART IV

          Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

          (a) 1. and 2.    Financial statements and financial statement
                           schedules
                               The financial statements, together with the
                           report thereon of Price Waterhouse dated
                           February 1, 1994, included as Exhibit 13
                           (excluding Financial Review and Management
                           Analysis) and the unaudited quarterly financial data included in Part II Item 8(b) are incorporated by reference in this Form 10-K
                           Annual Report.  The financial statement
                           schedules listed in the accompanying index on page 19 should be read in conjunction with the financial statements in such Annual Report to Shareowners for 1993.

                               Separate financial statements for all 50
                           percent or less owned companies, accounted for by the equity method have been omitted because no individual entity constitutes a significant subsidiary.

                     3.    Exhibits
                               The exhibits listed on the accompanying
                           index to exhibits on pages 26 and 27 are filed as part of this Form 10-K Annual Report.

          (b)              Reports on Form 8-K
                           None.

                                INGERSOLL-RAND COMPANY

                            INDEX TO FINANCIAL STATEMENTS
                          AND FINANCIAL STATEMENT SCHEDULES
                                (Item 14 (a) 1 and 2)


                                                                    Form
                                                                    10-K
          Consolidated Financial Statements:
            Report of independent accountants . . . . . . . . . .      *
            Consolidated balance sheet at
              December 31, 1993 and 1992  . . . . . . . . . . . .      *
            For the years ended December 31, 1993, 1992
              and 1991:
              Consolidated statement of income  . . . . . . . . .      *
              Consolidated statement of shareowners'
                equity  . . . . . . . . . . . . . . . . . . . . .      *
              Consolidated statement of cash flows  . . . . . . .      *
            Notes to consolidated financial statements  . . . . .      *
          Selected unaudited quarterly financial data . . . . . .     15

          Financial Statement Schedules:
            Report of independent accountants on
              financial statement schedules . . . . . . . . . . .     20
            Consolidated schedules for the years ended
              December 31, 1993, 1992 and 1991:
              Schedule V -- Property, Plant and Equipment . . . .     21
              Schedule VI -- Accumulated Depreciation and
                Amortization of Property, Plant and
                Equipment . . . . . . . . . . . . . . . . . . . .     22
              Schedule VIII -- Valuation and Qualifying
                Accounts  . . . . . . . . . . . . . . . . . . . .     23
              Schedule IX -- Short-Term Borrowings  . . . . . . .     24
              Schedule X -- Supplementary Income Statement
                Information . . . . . . . . . . . . . . . . . . .     25


          * See Exhibit 13 - Ingersoll-Rand Company Annual Report to Shareowners for 1993.

          Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


          Financial statements of the company's 50 percent or less owned companies, are omitted because individually they do not meet the significant subsidiary test of Rule 3-09 of Regulation S-X.

                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                            FINANCIAL STATEMENT SCHEDULES


          To the Board of Directors of Ingersoll-Rand Company:

          Our audits of the consolidated financial statements referred to in our report dated February 1, 1994 included as part of Exhibit 13 - the Annual Report to Shareowners for 1993 of Ingersoll-Rand Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




          /S/ Price Waterhouse
          PRICE WATERHOUSE
          Hackensack, New Jersey
          February 1, 1994





                          CONSENT OF INDEPENDENT ACCOUNTANTS


          We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-53696) and Form S-8 (Post-Effective Amendment No. 4 to No. 2-64708, No. 2-67834, No. 2-98258 and No. 33-35229)
          of Ingersoll-Rand Company of our report dated February 1, 1994 included as part of Exhibit 13 - the Annual Report to Shareowners for 1993, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on this page.




          /S/ Price Waterhouse
          PRICE WATERHOUSE
          Hackensack, New Jersey
          March 30, 1994

                                                                                     SCHEDULE V
                                            INGERSOLL-RAND COMPANY

                                         PROPERTY, PLANT AND EQUIPMENT

                             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                            (Amounts in thousands)

                                      Balance at                                         Balance
                                       beginning  Additions  Retirements                  at end
          Classification                 of year    at cost     or sales  Other (*)      of year
          Year ended December 31, 1993
            Land                      $   43,813   $  2,697     $    684   $   (375)  $   45,451
            Buildings                    448,086     40,682       11,645       (826)     476,297
            Machinery, tools
              and equipment            1,030,443    139,827      142,787      1,728    1,029,211
            Furniture and fixtures        93,016     12,849       10,921        748       95,692
            Vehicles                      19,559      2,288        2,440       (630)      18,777
                                      $1,634,917   $198,343     $168,477   $    645   $1,665,428
          Year ended December 31, 1992
            Land                      $   33,256   $  2,770     $    327   $  8,114   $   43,813
            Buildings                    391,585     24,854        8,036     39,683      448,086
            Machinery, tools
              and equipment              873,057    150,454      109,997    116,929    1,030,443
            Furniture and fixtures        89,629      8,055        8,444      3,776       93,016
            Vehicles                      17,909      2,643        2,005      1,012       19,559
                                      $1,405,436   $188,776     $128,809   $169,514   $1,634,917
          Year ended December 31, 1991
            Land                      $   34,537   $     74     $  1,211   $   (144)  $   33,256
            Buildings                    383,183     21,022       10,782     (1,838)     391,585
            Machinery, tools
              and equipment              826,950    145,277       93,315     (5,855)     873,057
            Furniture and fixtures        86,488     15,552       11,456       (955)      89,629
            Vehicles                      17,477      2,913        2,326       (155)      17,909
                                      $1,348,635   $184,838     $119,090   $ (8,947)  $1,405,436

              The classification "Machinery, tools and equipment" includes the activity and balances of the company's rental fleet.

          (*) "Other" items represent foreign currency translation and acquisitions. In 1992, amounts contributed by Dresser Industries, Inc. to Ingersoll-Dresser Pump Company,
              were also included.

                                            INGERSOLL-RAND COMPANY                     SCHEDULE VI

                                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                                       OF PROPERTY, PLANT AND EQUIPMENT

                             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                            (Amounts in thousands)

                                                   Additions
                                     Balance at   charged to                               Balance
                                      beginning    costs and   Retirements                  at end
          Classification                of year     expenses      or sales   Other (*)     of year
          Year ended December 31, 1993
            Buildings                  $176,879     $ 19,730      $  7,193    $ (3,598)   $185,818
            Machinery, tools
               and equipment            539,752       96,343        99,739      (7,481)    528,875
            Furniture and fixtures       58,663       15,071         9,602      (1,767)     62,365
            Vehicles                     12,519        2,082           979        (396)     13,226
                                       $787,813     $133,226      $117,513    $(13,242)   $790,284
          Year ended December 31, 1992
            Buildings                  $143,402     $ 15,957      $  4,763    $ 22,283    $176,879
            Machinery, tools
              and equipment             417,655       99,011        70,848      93,934     539,752
            Furniture and fixtures       50,935       12,895         7,855       2,688      58,663
            Vehicles                     10,337        3,202         1,552         532      12,519
                                       $622,329     $131,065      $ 85,018    $119,437    $787,813
          Year ended December 31, 1991
            Buildings                  $136,269     $ 14,170      $  6,608    $   (429)   $143,402
            Machinery, tools
              and equipment             390,207       87,736        56,748      (3,540)    417,655
            Furniture and fixtures       47,765       14,474        10,968        (336)     50,935
            Vehicles                      8,472        3,782         1,844         (73)     10,337
                                       $582,713     $120,162      $ 76,168    $ (4,378)   $622,329

          Depreciation on buildings is provided principally on a straight-line basis over estimated useful lives of 10 to 40 years.  Depreciation for all other fixed assets is calculated on an accelerated basis (principally, the sum-of-the-years digits method) over estimated useful lives; machinery, tools and equipment - 6 to 12 years; furniture and fixtures - 5 to 10 years; vehicles - 3 to 7 years.  The classification "Machinery, tools and equipment"
          includes the activity and balances of the company's rental fleet.

          (*) "Other" represents foreign currency translation.  In 1992, amounts contributed by
              Dresser Industries, Inc. to Ingersoll-Dresser Pump Company, were also included.

                                                            SCHEDULE VIII



                                INGERSOLL-RAND COMPANY

                          VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                (Amounts in thousands)



                                           Additions
                                          charged to
                              Balance at   costs and               Balance
                               beginning    expenses  Deductions    at end
          Description            of year         (*)        (**)   of year

          1993
          Doubtful accounts      $23,057     $10,218     $11,186   $22,089

          1992
          Doubtful accounts      $18,772     $12,590     $ 8,305   $23,057

          1991
          Doubtful accounts      $17,045     $ 9,157     $ 7,430   $18,772





          (*) "Additions" include foreign currency translation and in 1992 amounts contributed by Dresser Industries, Inc. to Ingersoll-Dresser Pump.

          (**) "Deductions" include accounts and advances written off, less recoveries.

                                                                                     SCHEDULE IX
                                          INGERSOLL-RAND COMPANY

                                           SHORT-TERM BORROWINGS

                           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                       (Dollar amounts in thousands)

                                            Weighted       Maximum       Average        Weighted
      Category of                            average        amount        amount         average
      aggregate           Balance at        interest   outstanding   outstanding   interest rate
      short-term              end of         rate at    during the    during the      during the
      borrowings              period   end of period        period        period          period
      1993
      Bank loans            $124,977         7.89%        $184,103      $159,108         7.77%
      Commercial paper            --           --               --            --           --
      Current maturities
       of long-term debt      81,962         8.55%          88,319        38,459         8.19%

      1992(*)
      Bank loans            $184,106         9.64%        $223,580      $166,495        10.39%
      Commercial paper            --           --               --            --           --
      Current maturities
       of long-term debt      17,231         7.73%          17,231        11,210         7.47%

      1991
      Bank loans            $109,941        11.33%        $212,075      $173,697        11.80%
      Commercial paper            --           --          124,000        56,861         6.63%
      Current maturities
       of long-term debt       8,380         7.05%          21,200         8,775         7.32%

      The average short-term borrowings and interest rates were based on the sum of the month-end borrowings and interest rates divided by the number of months outstanding.

      Maturities of commercial paper at issuance can range up to 180 days.  Bank loans represent obligations payable to various banks and financial institutions and are obtained on an as needed basis at various terms.

      (*)   The company had $64,000,000 of short-term debt and equivalent amounts of short-term investments at December 31, 1992 for which the company had a right of offset.
            Accordingly, the debt and investments have been eliminated from the December 31, 1992 balance sheet and this schedule.

                                                              SCHEDULE X



                                INGERSOLL-RAND COMPANY

                      SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                (Amounts in thousands)



          Item                              Charged to costs and expenses

                                                 1993      1992      1991

          Maintenance and repairs . . . .     $78,794   $73,216   $72,771


          Amortization of intangible
            assets  . . . . . . . . . . .     $ 5,852   $ 5,597   $ 6,675


          Taxes, other than payroll and
            income taxes  . . . . . . . .     $24,875   $28,545   $28,823


          Royalties and advertising costs were less than one percent of sales.

                                INGERSOLL-RAND COMPANY
                                  INDEX TO EXHIBITS
                                     (Item 14(a))
          Description                                                Page
          3 (i) Amendment to Restated Certificate of Incorporation
          of Ingersoll-Rand Company filed May 28, 1992.              30-32

          3 (ii) Restated Certificate of Incorporation of
          Ingersoll-Rand Company as amended through May 28, 1992.    33-60

          3 (iii) By-Laws of Ingersoll-Rand Company, as amended
          through October 1, 1993.                                   61-77

          4 (iii) Ingersoll-Rand Company is a party to several
          long-term debt instruments under which in each case the
          total amount of securities authorized does not exceed
          10% of the total assets of Ingersoll-Rand Company and
          its subsidiaries on a consolidated basis.  Pursuant to
          paragraph 4(iii)(A) of Item 601(b) of Regulation S-K,
          Ingersoll-Rand Company agrees to furnish a copy of such
          instruments to the Securities and Exchange Commission
          upon request.                                                 --

          10 (iii) The following exhibits constitute management
          contracts or compensatory plans or arrangements required
          by Item 601 of Regulation S-K.                                --

          10 (iii) (a) Management Incentive Unit Plan of Ingersoll-
          Rand Company.  Amendment to the Management Incentive Unit
          Plan, effective January 1, 1982.   Amendment to the
          Management Incentive Unit Plan, effective January 1, 1987. Amendment to the Management Incentive Unit Plan, effective
          June 3, 1987.                                              78-92

          10 (iii) (b) Description of Compensation Plan for Retired
          Directors of Ingersoll-Rand Company.                          93

          10 (iii) (c) Form of Contingent Compensation Agreements
          with Executive Vice Presidents and Group Presidents of
          Ingersoll-Rand Company.                                    94-99

          10 (iii) (d) Description of Bonus Arrangements for
          Chairman, President and Staff Officers.                      100

          10 (iii) (e) Form of Change of Control Arrangements with
          Chairman and Chief Executive Officer.                    101-113

          10 (iii) (f) Form of Change of Control Arrangements
          with selected executive officers.                        114-126

                                INGERSOLL-RAND COMPANY
                                  INDEX TO EXHIBITS
                                     (Item 14(a))
                                     (Continued)
          Description                                               Page

          10 (iii) (g) Executive Supplementary Retirement Plan
          for selected senior executives.                          127-132

          10 (iii) (h) Incentive Stock Plan of 1985 of Ingersoll-
          Rand Company.                                            133-151

          10 (iii) (i) Forms of insurance and related letter
          agreements with certain executive officers.              152-160

          10 (iii) (j) Incentive Stock Plan of 1990 of Ingersoll-
          Rand Company.                                            161-182

          10 (iii) (k) Restated Supplemental Pension Plan effective
          January 1, 1992.                                         183-188

          10 (iii) (l) Supplemental Stock and Savings Investment
          Plan effective as of January 1, 1989.                    189-198

          10 (iii) (m) Supplemental Retirement Account Plan
          effective as of January 1, 1989.                         199-206

          11 (i)  Computation of Primary Earnings Per Share.       207-208

          11 (ii) Computation of Fully Diluted Earnings Per Share. 209-210

          12 Computations of Ratios of Earnings to Fixed Charges.      211

          13 Ingersoll-Rand Company Annual Report to
          Shareowners for 1993.  (Not deemed to be filed as
          part of this report except to the extent incorporated
          by reference).                                           212-275

          21 List of Subsidiaries of Ingersoll-Rand Company.       276-278

                                      SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INGERSOLL-RAND COMPANY
                                                       (Registrant)

                                             By   /S/ Thomas F. McBride
                                                  Thomas F. McBride
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                             Date    March 30, 1994


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                   Title                 Date

                                     Chairman, President,
                                   Chief Executive Officer
                                   and Director (Principal
          /S/ James E. Perrella       Executive Officer)    March 30, 1994
           (James E. Perrella)

                                    Senior Vice President
                                   Chief Financial Officer
                                    (Principal Financial
          /S/ Thomas F. McBride           Officer)          March 30, 1994
           (Thomas F. McBride)

                                         Controller -
                                   Accounting and Reporting
                                   (Principal Accounting
          /S/ Richard A. Spohn            Officer)          March 30, 1994
           (Richard A. Spohn)


          /S/ Donald J. Bainton           Director          March 30, 1994
           (Donald J. Bainton)


          /S/ Theodore H. Black           Director          March 30, 1994
           (Theodore H. Black)

               Signature                   Title                  Date



          /S/ Brendan T. Byrne            Director          March 30, 1994
           (Brendan T. Byrne)


          /S/ Joseph P. Flannery          Director          March 30, 1994
           (Joseph P. Flannery)


          /S/ William G. Kuhns            Director          March 30, 1994
           (William G. Kuhns)


          /S/ Alexander H. Massad         Director          March 30, 1994
           (Alexander H. Massad)


          /S/ John E. Phipps              Director          March 30, 1994
           (John E. Phipps)


          /S/ Donald E. Procknow          Director          March 30, 1994
           (Donald E. Procknow)


          /S/ Cedric E. Ritchie           Director          March 30, 1994
           (Cedric E. Ritchie)


          /S/ Willis A. Strauss           Director          March 30, 1994
           (Willis A. Strauss)