Form 10-Q
period 1994-03-31
INGERSOLL RAND CO
filed 1994-05-13
CIK 50485

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1994
                                          or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to



                            Commission File Number 1-985


                                INGERSOLL-RAND COMPANY
                 Exact name of registrant as specified in its charter


            New Jersey                                 13-5156640
      State of incorporation                I.R.S. Employer Identification No.


            Woodcliff Lake, New Jersey                  07675
      Address of principal executive offices           Zip Code


                                    (201) 573-0123
                   Telephone number of principal executive offices



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes . X .        No . . .


     The number of shares of common stock outstanding as of April 29, 1994 was 105,463,740.








                                INGERSOLL-RAND COMPANY

                                      FORM 10-Q


                                        INDEX






     PART I.  FINANCIAL INFORMATION                                      Page

              Condensed Consolidated Balance Sheet at
              March 31, 1994 and December 31, 1993                         3

              Condensed Consolidated Income Statement for
              the three months ended March 31, 1994 and 1993               4

              Condensed Consolidated Statement of Cash Flows
              for the three months ended March 31, 1994 and 1993           5

              Notes to Condensed Consolidated Financial Statements        6-7

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8-12

              Exhibit 11 - Computations of Primary and
              Fully Diluted Earnings Per Share                           13-14


     PART II. OTHER INFORMATION                                           15


     SIGNATURES                                                           17

                            PART I.  FINANCIAL INFORMATION

                                INGERSOLL-RAND COMPANY

                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)

                                        ASSETS
                                                      MARCH 31,    DECEMBER 31,
                                                        1994           1993
     Current assets:
         Cash and cash equivalents                   $  227,406      $  227,993
         Marketable securities                            5,392           6,172
         Accounts and notes receivable, net of
            allowance for doubtful accounts             829,326         797,525
         Inventories                                    735,065         713,690
         Prepaid expenses and deferred taxes            170,839         156,780
            Total current assets                      1,968,028       1,902,160

     Investments and advances:
         Dresser-Rand Company                           108,891         112,630
         Partially-owned equity companies               160,376         158,645
                                                        269,267         271,275

     Property, plant and equipment, at cost           1,696,003       1,665,428
         Less - accumulated depreciation                816,854         790,284
            Net property, plant and equipment           879,149         875,144

     Intangible assets, net                             104,252         105,855
     Deferred income taxes                               83,970          90,913
     Other assets                                       130,588         129,985

            Total assets                             $3,435,254      $3,375,332

                                LIABILITIES AND EQUITY
     Current liabilities:
         Loans payable                               $  236,465      $  206,939
         Accounts payable and accruals                  821,244         817,385
            Total current liabilities                 1,057,709       1,024,324

     Long-term debt                                     313,219         314,136
     Postemployment liabilities                         516,258         515,787
     Ingersoll-Dresser Pump Company minority interest   146,935         146,331
     Other liabilities                                   25,285          24,929

     Shareowners' equity:
         Common stock                                   218,271         217,879
         Other shareowners' equity                    1,157,577       1,131,946
            Total shareowners' equity                 1,375,848       1,349,825

            Total liabilities and equity             $3,435,254      $3,375,332

     See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY

                       CONDENSED CONSOLIDATED INCOME STATEMENT
                       (in thousands except per share figures)



                                                          Three Months Ended
                                                               March 31,

                                                          1994          1993

        NET SALES                                   $1,010,308      $952,105
        Cost of goods sold                             775,924       728,042
        Administrative, selling and service
          engineering expenses                         174,257       178,913
        Operating income                                60,127        45,150
        Interest expense                                11,871        13,878
        Other income (expense), net                     (2,153)        1,424
        Dresser-Rand income                              5,700         6,100
        Ingersoll-Dresser Pump Company
          minority interest                                184          (315)
        Earnings before income taxes                    51,987        38,481
        Provision for income taxes                      18,975        13,853

        Earnings for the period before
          the effect of accounting change               33,012        24,628
        Effect of accounting change
          (Net of income tax benefit):
          - Postemployment benefits                         --       (21,000)

        Net earnings                                $   33,012      $  3,628

        Average number of common
          shares outstanding                           105,402       104,754

        Net earnings per common share before
          the effect of accounting change               $ 0.31        $ 0.24

        Effect of accounting change:
          - Postemployment benefits                         --         (0.20)

        Net earnings per common share                   $ 0.31        $ 0.04

        Dividends per common share                      $0.175        $0.175



        See accompanying notes to condensed consolidated financial statements.

                               INGERSOLL-RAND COMPANY

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)

                                                          Three Months Ended
                                                               March 31,

                                                           1994         1993
        Cash flows from operating activities:
          Net earnings                                 $ 33,012     $  3,628
          Adjustments to arrive at net cash
            provided by operating activities:
          Effect of accounting change                        --       21,000
          Depreciation and amortization                  31,811       30,917
          Equity earnings/loss, net of dividends         (5,846)      (9,165)
          Minority interests in earnings                     17       (3,322)
          Deferred income taxes                           6,943        1,402
          Other noncash items                                99        1,523
          Changes in other assets and
            liabilities, net                            (57,396)     (58,455)
            Net cash provided by (used in)
              operating activities                        8,640      (12,472)

        Cash flows from investing activities:
          Capital expenditures                          (36,204)     (22,412)
          Proceeds from sales of property, plant
            and equipment                                 2,268        2,930
          Decrease in marketable securities                 796        7,108
          Cash invested in or advances to
            equity companies                              9,717       32,139
          Net cash (used in) provided by
            investing activities                        (23,423)      19,765

        Cash flows from financing activities:
          Increase (decrease) in short-term
            borrowings                                   27,990      (10,818)
          Proceeds from long-term debt                    1,769      100,506
          Payments of long-term debt                     (1,035)     (68,585)
          Net change in debt                             28,724       21,103
          Dividends paid                                (18,453)     (18,340)
          Other                                           2,284        2,443
          Net cash provided by financing
            activities                                   12,555        5,206

        Effect of exchange rate changes
        on cash and cash equivalents                      1,641       (1,394)

        Net (decrease) increase in cash and
          cash equivalents                                 (587)      11,105
        Cash and cash equivalents -
          beginning of period                           227,993      216,832
        Cash and cash equivalents - end of period      $227,406     $227,937

        See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three months ended March 31, 1994 and 1993.

        Note 2 - Inventories of appropriate domestic manufactured inventories of standard products are valued on the last-in, first-out
                 (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented was as follows (in thousands):

                                                March 31,     December 31,
                                                  1994            1993

                   Raw materials and supplies  $  125,037     $    121,083
                   Work-in-process                303,580          295,829
                   Finished goods                 474,053          462,677
                                                  902,670          879,589
                   Less - LIFO reserve            167,605          165,899
                   Total                       $  735,065     $    713,690

                 Work-in-process inventories are stated after deducting customer progress payments of $17,391,000 at March 31, 1994 and $14,395,000 at December 31, 1993.

        Note 3 - The company's investment in the Dresser-Rand partnership at March 31, 1994 and December 31, 1993 was $138,989,000 and
                 $133,867,000, respectively. The company owed Dresser-Rand $30,098,000 at March 31, 1994 and $21,237,000 at December
                 31, 1993.

                 Net sales of Dresser-Rand were $310.3 million for the three months ended March 31, 1994 and $268.7 million for the three months ended March 31, 1993; and gross profit was $49.1 million and $51.8 million, respectively. Dresser-Rand's net income for the three months ended March 31, 1994 was $11.6 million and $13.8 million for the three months ended March 31, 1993.

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)



        Note 3 - Continued:

                 The summarized financial position of Dresser-Rand was as follows (in thousands):

                                                  March 31,     December 31,
                                                    1994            1993

                   Current assets                $  454,962     $    489,122
                   Property, plant and
                     equipment, net                 211,751          220,604
                   Other assets and investments      20,647           18,531
                                                    687,360          728,257

                   Deduct:
                   Current liabilities              294,132          321,629
                   Noncurrent liabilities           190,006          188,211
                                                    484,138          509,840
                   Net partners' equity
                     and advances                $  203,222     $    218,417

        Note 4 - In February 1993, the company issued $100 million of notes at 6 7/8% per annum, which are not redeemable prior to maturity in 2003. The proceeds from these notes were used to redeem $68 million of the company's outstanding
                 8.05% Debentures Due 2004 and for general corporate purposes.

        Note 5 - On July 20, 1993, the company sold substantially all of its underground coal-mining machinery assets to Long-Airdox Company. In connection with this sale, the company recorded a $5 million restructure of operations charge, during the 1993 second quarter.

        Note 6 - Effective August 1, 1993, the company acquired the Kunsebeck, Germany, needle and cylindrical bearing business of FAG Kugelfischer Georg Schafer AG of Schweinfurt, Germany.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS



            First quarter 1994 net sales totalled $1.0 billion, 6.1 percent higher than the amount reported for the first three months of 1993. Operating income for the first quarter totalled $60.1 million, or approximately one-third higher than the amount reported for the comparable 1993 quarter.

            The company reported net earnings of $33.0 million, or 31 cents per common share, for the first quarter of 1994. Net earnings for the first three months of 1993, before the effect of the retroactive adoption of an accounting change, totalled $24.6 million, or 24 cents per common share. The 1993 accounting change related to the company's adoption, effective January 1, 1993, of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The 1993 adoption of this statement resulted in a one-time after-tax charge of $21.0 million, or 20 cents per share. After considering this charge, the company reported net earnings of $3.6 million, or four cents per share for the three months ended March 31, 1993.

            The ratio of cost of goods sold to sales for the first quarter of 1994 reflects a slight deterioration from 1993's first quarter primarily due to unabsorbed costs associated with the severe winter weather experienced by a number of the company's plants located in the Northeast, which were closed for periods up to one week during the early part of the quarter. The ratio of administrative, selling and service engineering expenses to sales during the first three months of 1994 decreased significantly over 1993's first quarter due to the combined effect of last year's restructuring activity at Ingersoll-Dresser Pump Company and the continued effect of the company's efforts from cost-containment programs.

            There were no LIFO (last-in, first-out) inventory liquidations during the first quarter of 1994 or 1993.

            Other income (expense), net, aggregated $2.2 million of net expense for the three months ended March 31, 1994. This represents a $3.6 million unfavorable change from the $1.4 million of income reported for the first quarter of 1993. The principal reasons for this change are:

        o losses from foreign exchange activity totalled $1.1 million in the current quarter versus $391,000 in the comparable 1993 quarter; and,

        o a reduction in equity earnings from partially-owned affiliated companies of approximately $3 million.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            The company's pretax profits from its 49 percent interest in Dresser-Rand Company (another partnership between Dresser and the company) totalled $5.7 million for the first quarter of 1994, compared to $6.1 million for the three months ended March 31, 1993.

            The Ingersoll-Dresser Pump Company's minority interest represents Dresser's interest in the operating results of IDP. The first quarter of 1994 reflects a benefit to the company of $184,000, which indicates that this joint venture produced a net loss at the partnership level of approximately $375,000 during the first three months of 1994. During the first quarter of 1993, the company recorded a charge to pretax earnings of approximately $315,000, which indicated that IDP generated net income at the partnership level of approximately $640,000 in the comparable 1993 period. It should be noted that despite a ten percent decrease in sales for the IDP venture for the first quarter of 1994 versus last year, benefits derived from cost-containment and restructuring programs helped to generate operating income during the first quarter of 1994 which was close to last year's level.

            Interest expense for the first three months of the year decreased by $2.0 million from the $13.9 million incurred during the first quarter of 1993. This decrease is the composite result of lower outstanding debt and an overall lower effective interest rate in the first quarter of 1994 when compared to 1993.

            The company's effective tax rates were 36.5 percent and 36.0 percent for the three months ended March 31, 1994 and 1993, respectively. These rates represent the company's forecast of its effective tax position for each year. The company's effective tax rate differs from the statutory rate of 35 percent mainly due to state income taxes and some foreign earnings being taxed at higher rates. The effective tax rate for the full year 1993 was 35.5 percent.

            The results for the first quarter of the year benefitted from the combination of business improvements in most of the company's domestic markets including auto, housing and construction and a continued emphasis on cost-containment programs throughout the company. International business has generally reflected a modest increase during the first quarter of 1994 when compared to the first three months of last year. Incoming orders totalled $1,137.4 million and represents an increase of 5.7 percent over the 1993 first quarter total of $1,075.8 million. The Production Equipment Group and IDP were the only operations within the company which failed to report meaningful increases in first quarter bookings levels when compared to the first quarter of 1993. The company's backlog of orders at

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        March 31, 1994, believed by it to be firm, was approximately
        $1,032 million, which reflects an increase of $110 million over the December 31, 1993 balance. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.


        Liquidity and Capital Resources

            The company's financial position at March 31, 1994 did not change materially from December 31, 1993. In the first three months of 1994, working capital increased by approximately $32.5 million to $910.3 million at March 31, 1994 from December 31, 1993's balance of $877.8 million. The current ratio at March 31, 1994 was 1.9 to 1, which equalled the ratio at December 31, 1993.

            The company's cash, cash equivalents and marketable securities decreased by $1.4 million during the first three months of 1994 to $232.8 million from $234.2 million at December 31, 1993. This decrease is the net effect of a general decrease in cash and cash equivalents of approximately $2.2 million, a $0.8 million decrease in marketable securities and a $1.6 million increase attributed to the effect of currency movements during the first quarter of the year.

            Receivables totalled $829.3 million at March 31, 1994, which represents a $31.8 million increase from the $797.5 million reported at December 31, 1993. This increase is the net effect of a strong selling period towards the end of the first quarter offset by aggressive collection efforts and the effect of foreign currency translation during the first three months of 1994.

            Inventories totalled $735 million at March 31, 1994, approximately $21 million higher than the December 31, 1993 level. The activity during the first quarter of 1994 represents the net effect of the normal first quarter build of domestic inventories increased slightly by the change in exchange rates on the international inventories.

            Long-term debt, including current maturities, at the end of the first quarter, totalled $397 million, which approximated the year-end balance.

            The company's March 31, 1994 debt-to-capital ratio was 29/71, which reflects a slight increase from the 28/72 ratio at December 31, 1993.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            During the first three months of 1994, foreign currency adjustment resulted in a net increase of approximately $5 million in shareowners' equity, caused by the weakening of the U.S. dollar against other currencies. Currency changes in Italy, Australia, Singapore and Japan accounted for virtually all of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by the currency fluctuations since year-end.

        Environmental Matters

            Environmental matters at March 31, 1994 remain substantially unchanged from December 31, 1993. The company has been identified as a potentially responsible party in environmental proceedings brought under both the federal Superfund law and state remediation laws, involving 29 sites within the United States. For all sites, there are other potentially responsible parties and in most instances, the company's involvement is minimal. Although there is a possibility that a responsible party might have to bear more than its proportional share of site clean-up costs if other responsible parties fail to make contributions, the company has not yet had, and to date there is no indication that it will have, to bear more than its proportional share of clean-up costs at any site. The company also is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities. Although uncertainties regarding environmental technology, state and federal regulations, insurance coverage and individual site information make estimating the liability difficult, management believes that the total liability for the cost of environmental remediation will not have a material effect on the financial condition or the results of operations of the company.

        Review of Business Segments

            The Standard Machinery Segment reported sales of $319.2 million for the first three months of 1994, an increase of 7.5 percent from last year's first quarter. The segment's operating income for the quarter totalled $22.9 million and represents a 67.2 percent increase over the $13.7 million reported for 1993's first quarter. The increase in sales is attributed to a double-digit improvement in domestic markets combined with a slight improvement in international business. The domestic increase in sales volume is more pronounced when you adjust 1993's first quarter sales for underground coal mining equipment, which was sold effective June 30, 1993. The Air Compressor and Construction and Mining groups reported marked improvements in their operating income margins, the result of improved domestic operations and continued benefits from cost-containment programs.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            Engineered Equipment Segment's sales for the first quarter of 1994 totalled $203.5 million, down 9.2 percent from the $224.0 million reported for the first three months of 1993. The segment reported an operating loss of $1.8 million for the first quarter of 1994, as compared to $0.8 million of operating income in last year's first quarter. Sales from Ingersoll-Dresser Pump Company declined by approximately ten percent both domestically and internationally from the amounts reported for the first three months of 1993. Benefits derived from cost-containment and restructuring programs, however, helped to generate operating income during the first quarter of the year which was close to last year's level.

            Process Systems Group's sales were also approximately ten percent below 1993's first quarter due to the continued depressed conditions in the pulp and paper industry. The reduced volume caused the group to report an operating loss for the quarter.

            The Bearings, Locks and Tools Segment reported sales of $487.6 million for the first quarter of 1994, which is 13.1 percent above last year's first quarter total of $431.3 million. Operating income totalled $47.4 million, which was significantly higher than the $38.2 million of operating income reported by the segment for the first three months of 1993.

            An increase in demand for automotive-related products and for general industrial products caused higher sales and operating income in the Bearings and Components Group when compared to last year's first quarter. However, the group's operating results for the quarter were adversely affected by the lack of profitability generated from its plant in Kunsebeck, Germany, which was acquired in the latter part of 1993 from FAG.

            Increases in housing related markets coupled with market share penetration produced higher sales and operating income from the Door Hardware Group in the first quarter of 1994 when compared to last year's performance.

            The Production Equipment Group's sales increased slightly over their prior year level. However, the group's first quarter operating income and operating income margin improved notably over the levels reported for the first three months of 1993 based on an improving domestic market and cost-containment benefits.

                                                      PART I - EXHIBIT 11
                                                      Page 1 of 2

                                INGERSOLL-RAND COMPANY

             COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                       (in thousands except per share figures)

                                                         Three Months Ended
                                                              March 31,
                                                           1994        1993

        PRIMARY EARNINGS PER SHARE (NOTE 1):
        Earnings before effect of accounting change    $ 33,012    $ 24,628
        Effect of accounting change:
          - Postemployment benefits                          --     (21,000)

        Net earnings applicable to common stock        $ 33,012    $  3,628

        Average number of common shares outstanding     105,402     104,754

        PRIMARY EARNINGS PER SHARE:
        Earnings before effect of accounting change       $0.31      $ 0.24
        Effect of accounting change:
          - Postemployment benefits                          --       (0.20)

        Primary earnings per share                        $0.31      $ 0.04

        FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)
        Earnings before effect of accounting change    $ 33,012    $ 24,628
        Effect of accounting change:
          - Postemployment benefits                          --     (21,000)

        Net earnings applicable to common stock        $ 33,012    $  3,628

        Adjusted shares:
        Average number of common shares outstanding     105,402     104,754
        Number of common shares issuable
          assuming exercise under incentive
          stock plans                                       453         524
        Average number of outstanding shares,
          as adjusted for fully diluted earnings
          per share calculations                        105,855     105,278

        FULLY DILUTED EARNINGS PER SHARE:
        Earnings before effect of accounting change       $0.31       $0.23
        Effect of accounting change:
          - Postemployment benefits                          --       (0.20)

        Fully diluted earnings per share                  $0.31      $ 0.03

        (*) This calculation is presented in accordance with the Securities Exchange Act of 1934, although it is not required disclosure under APB Opinion No. 15.

        See accompanying notes to computations of primary and fully diluted earnings per share.

                                                PART I - EXHIBIT 11
                                                Page 2 of 2

                               INGERSOLL-RAND COMPANY

                  NOTES TO COMPUTATIONS OF PRIMARY AND FULLY DILUTED
                                  EARNINGS PER SHARE



        Note 1 - Shares issuable under outstanding stock plans, applying the "Treasury Stock" method, have been excluded from the computation of primary earnings per share since such shares were less than 1% of common shares outstanding.

             2 - Net earnings per share of common stock computed on a fully diluted basis are based on the average number of common shares outstanding during each year after adjustment for individual securities which may be dilutive. Securities entering into consideration in making this calculation are common shares issuable under employee stock plans.
                  Employee stock options outstanding are included in the calculation of fully diluted earnings per share by applying the "Treasury Stock" method quarterly. Such calculations are made using the higher of the average month-end market prices or the market price at the end of the quarter, in order to reflect the maximum potential dilution.

                               INGERSOLL-RAND COMPANY

                              PART II - OTHER INFORMATION



        Item 6 -  Exhibits and Reports on Form 8-K

                  a.) Exhibits

                      The exhibits listed on the accompanying index to exhibits on page 16 are filed as part of this Form 10-Q Quarterly Report.

                  b.) Reports on Form 8-K

                      None.

                               INGERSOLL-RAND COMPANY

                                  INDEX TO EXHIBITS
                                     (Item 6(a))




                  Description                              Page

        12        Computations of Ratios of
                  Earnings to Fixed Charges                18-19

                                INGERSOLL-RAND COMPANY

                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INGERSOLL-RAND COMPANY
                                            (Registrant)






        Date    May 13, 1994            /S/ T.F. McBride
                                       T.F. McBride, Senior Vice
                                       President & Chief Financial Officer

                                       Principal Financial Officer



        Date    May 13, 1994            /S/ R.A. Spohn
                                       R.A. Spohn, Controller -
                                       Accounting and Reporting

                                       Principal Accounting Officer