Form 10-Q
period 1994-06-30
INGERSOLL RAND CO
filed 1994-08-09
CIK 50485

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1994
                                          or

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


     The number of shares of common stock outstanding as of July 25, 1994 was 105,477,740.




                                INGERSOLL-RAND COMPANY
                                      FORM 10-Q
                                        INDEX






     PART I.  FINANCIAL INFORMATION                                      Page

              Condensed Consolidated Balance Sheet at
              June 30, 1994 and December 31, 1993                          3

              Condensed Consolidated Income Statement for the
              three and six months ended June 30, 1994 and 1993            4

              Condensed Consolidated Statement of Cash Flows
              for the six months ended June 30, 1994 and 1993              5

              Notes to Condensed Consolidated Financial Statements        6-7

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8-15

              Exhibit 11 - Computations of Primary and
              Fully Diluted Earnings Per Share                           16-17


     SIGNATURES                                                           18

                            PART I.  FINANCIAL INFORMATION
                                INGERSOLL-RAND COMPANY
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)

                                        ASSETS
                                                      JUNE 30,     DECEMBER 31,
                                                        1994           1993
     Current assets:
         Cash and cash equivalents                   $  256,582      $  227,993
         Marketable securities                            5,290           6,172
         Accounts and notes receivable, net of
            allowance for doubtful accounts             896,958         797,525
         Inventories                                    703,743         713,690
         Prepaid expenses and deferred taxes            176,903         156,780
            Total current assets                      2,039,476       1,902,160

     Investments and advances:
         Dresser-Rand Company                           104,557         112,630
         Partially-owned equity companies               155,414         158,645
                                                        259,971         271,275

     Property, plant and equipment, at cost           1,780,864       1,665,428
         Less - accumulated depreciation                858,418         790,284
            Net property, plant and equipment           922,446         875,144

     Intangible assets, net                             103,406         105,855
     Deferred income taxes                               83,765          90,913
     Other assets                                       151,200         129,985

            Total assets                             $3,560,264      $3,375,332

                                LIABILITIES AND EQUITY
     Current liabilities:
         Loans payable                               $  264,582      $  206,939
         Accounts payable and accruals                  849,661         817,385
            Total current liabilities                 1,114,243       1,024,324

     Long-term debt                                     313,767         314,136
     Postemployment liabilities                         516,616         515,787
     Ingersoll-Dresser Pump Company minority interest   152,411         146,331
     Other liabilities                                   25,314          24,929

     Shareowners' equity:
         Common stock                                   218,301         217,879
         Other shareowners' equity                    1,219,612       1,131,946
            Total shareowners' equity                 1,437,913       1,349,825

            Total liabilities and equity             $3,560,264      $3,375,332


     See accompanying notes to condensed consolidated financial statements.

                                              INGERSOLL-RAND COMPANY
                                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                     (in thousands except per share figures)

                                                   Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                   1994          1993           1994          1993

        NET SALES                            $1,143,808    $1,006,773     $2,154,116    $1,958,878
        Cost of goods sold                      865,976       752,816      1,641,900     1,480,858
        Administrative, selling and service
          engineering expenses                  186,066       179,613        360,323       358,526
        Restructure of operations charge             --         5,000             --         5,000
        Operating income                         91,766        69,344        151,893       114,494
        Interest expense                         11,734        13,667         23,605        27,545
        Other income (expense), net              (1,284)       (4,353)        (3,437)       (2,929)
        Dresser-Rand income                       4,300         5,900         10,000        12,000
        Ingersoll-Dresser Pump Company
          minority interest                      (1,836)       (1,072)        (1,652)       (1,387)
        Earnings before income taxes             81,212        56,152        133,199        94,633
        Provision for income taxes               29,643        20,215         48,618        34,068
        Earnings for the period before
          the effect of accounting change        51,569        35,937         84,581        60,565
        Effect of accounting change
          (Net of income tax benefit):
          - Postemployment benefits                  --            --             --       (21,000)
        Net earnings                         $   51,569    $   35,937     $   84,581    $   39,565
        Average number of common
          shares outstanding                    105,469       104,871        105,432       104,810
        Net earnings per common share before
          the effect of accounting change        $ 0.49        $ 0.34          $0.80        $ 0.58
        Effect of accounting change:
          - Postemployment benefits                  --            --             --         (0.20)
        Net earnings per common share            $ 0.49        $ 0.34          $0.80        $ 0.38
        Dividends per common share               $0.175        $0.175          $0.35        $ 0.35

        See accompanying notes to condensed consolidated financial statements.

                                 INGERSOLL-RAND COMPANY
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)

                                                              Six Months Ended
                                                                 June 30,

                                                            1994          1993
        Cash flows from operating activities:
          Net earnings                                  $ 84,581       $ 39,565
          Adjustments to arrive at net cash
            provided by operating activities:
          Effect of accounting changes                        --         21,000
          Depreciation and amortization                   65,495         63,572
          Equity earnings/loss, net of dividends         (13,172)       (17,094)
          Restructure of operations                           --          5,000
          Minority interest in earnings                    2,124         (1,263)
          Deferred income taxes                            7,148          1,842
          Other noncash items                             (3,632)          (584)
          Changes in other assets and liabilities, net   (73,411)       (85,789)
            Net cash provided by operating activities     69,133         26,249

        Cash flows from investing activities:
          Capital expenditures                           (73,301)       (51,141)
          Proceeds from sales of property, plant
            and equipment                                  4,341          2,023
          Proceeds from business dispositions                 --         10,123
          Acquisitions, net of cash                      (22,260)            --
          Decrease in marketable securities                1,183          5,077
          Cash invested in or advances from
            equity companies                              24,090         54,799
          Net cash (used in) provided by
           investing activities                          (65,947)        20,881

        Cash flows from financing activities:
          Increase (decrease) in short-term borrowings    52,312        (57,143)
          Proceeds from long-term debt                     2,577        101,065
          Payments of long-term debt                      (1,565)       (72,767)
          Net change in debt                              53,324        (28,845)
          Dividends paid                                 (36,909)       (36,686)
          Other                                            2,710          6,145
          Net cash provided by (used in)
           financing activities                           19,125        (59,386)

        Effect of exchange rate changes
        on cash and cash equivalents                       6,278         (2,381)

        Net increase (decrease) in cash and
          cash equivalents                                28,589        (14,637)
        Cash and cash equivalents - beginning of period  227,993        216,832
        Cash and cash equivalents - end of period       $256,582       $202,195

        See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and six months ended June 30, 1994 and 1993.

        Note 2 - Inventories of appropriate domestic manufactured inventories of standard products are valued on the last-in, first-out
                 (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented was as follows (in thousands):

                                                 June 30,     December 31,
                                                  1994            1993

                   Raw materials and supplies  $  128,956     $    121,083
                   Work-in-process                301,241          295,829
                   Finished goods                 443,008          462,677
                                                  873,205          879,589
                   Less - LIFO reserve            169,462          165,899
                   Total                       $  703,743     $    713,690

                 Work-in-process inventories are stated after deducting customer progress payments of $16,077,000 at June 30, 1994 and $14,395,000 at December 31, 1993.

        Note 3 - The company's investment in the Dresser-Rand partnership at June 30, 1994 and December 31, 1993 was $145,431,000 and
                 $133,867,000, respectively. The company owed Dresser-Rand $40,874,000 at June 30, 1994 and $21,237,000 at December 31,
                 1993.

                 The summarized financial position of Dresser-Rand was as follows (in thousands):

                                                   June 30,     December 31,
                                                    1994            1993

                   Current assets                $  465,824     $    489,122
                   Property, plant and
                     equipment, net                 203,348          220,604
                   Other assets and investments      17,410           18,531
                                                    686,582          728,257

                   Deduct:
                   Current liabilities              300,753          321,629
                   Noncurrent liabilities           191,150          188,211
                                                    491,903          509,840
                   Net partners' equity
                     and advances                $  194,679     $    218,417

                                INGERSOLL-RAND COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)



        Note 3 - Continued:

                 Net sales of Dresser-Rand were $540.7 million for the six months ended June 30, 1994 and $541.5 million for the six months ended June 30, 1993; and gross profit was $94.6 million and $104.9 million, respectively. Dresser-Rand's net income for the six months ended June 30, 1994 was $20.4 million and $25.7 million for the six months ended June 30, 1993.

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

        Note 7 - On April 11, 1994, the company acquired full ownership of the ball bearing joint venture with GMN Georg Mueller of America, Inc. The company previously owned 50% of the joint venture.

        Note 8 - On June 30, 1994, the company acquired Montabert S.A., a French manufacturer of hydraulic rock-breaking and drilling equipment, for a cash payment and the assumption of certain liabilities. At June 30, 1994, the company paid approximately $18 million in connection with this acquisition and has included this figure as a component of "Other assets" on the consolidated balance sheet. This acquisition will be consolidated into the company's financial statements during the third quarter of the year.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS



            Net sales for the second quarter of 1994 totalled $1.1 billion,
        13.6 percent higher than the amount reported for last year's second quarter. Operating income for the second quarter totalled $91.8 million, which represents a 23.4 percent increase over the $74.3 million reported for the three months ended June 30, 1993, before last year's $5.0 million restructure of operations charge. The 1993 restructure of operations charge related to the company's decision to sell its underground coal-mining machinery operations. The operations of Ingersoll-Dresser Pump Company (IDP) generated approximately $5.0 million of operating income during the second quarter of the year, as compared to approximately $3.3 million in 1993's comparable quarter.

            The company reported net earnings of $51.6 million, or 49 cents per common share, for the second quarter of 1994 versus $35.9 million, or 34 cents per common share for the three months ended June 30, 1993. Overall, international markets have started to reflect consistent signs of strengthening and improved on a quarter to quarter basis. However, domestic markets, principally our construction, air compressor, door hardware and automotive related products, grew at a much stronger rate in the second quarter of 1994 when compared to the comparable quarter in the prior year. These improved business conditions, coupled with the benefits derived by cost containment programs, are responsible for the second quarter improvement over the comparable 1993 period.

            There were no partial liquidations of LIFO (last-in, first-out) inventories during the second quarter of 1994. However, liquidations in 1993's second quarter benefitted costs by $4.0 million ($2.5 million after tax, or two cents per share). Net losses from foreign exchange activities for the second quarter of 1994 totalled $1.8 million, or two cents per common share versus net losses of $2.0 million or two cents per common share for the comparable 1993 quarter.

            For the first six months of 1994, net sales amounted to $2.2 billion, which was 10.0 percent higher than last year's six month total. Operating income for the first half of 1994 totalled $151.9 million, which represents a 27.1 percent increase over the $119.5 million reported for the comparable 1993 period, before considering last year's $5 million restructure of operations charge. During the first six months of the year, IDP contributed approximately $6.4 million of operating income to the company's consolidated results versus approximately $5.3 million for the first half of 1993.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            The company reported net earnings of $84.6 million, or 80 cents per common share, for the first six months of 1994. Net earnings for the first half of 1993, before the effect of the retroactive adoption of an accounting change, totalled $60.6 million, or 58 cents per common share. The 1993 accounting change related to the company's adoption, effective January 1, 1993, of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The 1993 adoption of this statement resulted in a one-time after-tax charge of $21.0 million or 20 cents per share. After considering this charge, the company reported net earnings of $39.6 million, or 38 cents per share for the six months ended June 30, 1993.

            There were no partial liquidations of LIFO inventories during the first six months of 1994. However, partial liquidations of LIFO inventories during the first half of 1993 benefitted cost of goods sold by $4.0 million ($2.5 million after tax or two cents per share). Foreign exchange losses for the first six months of 1994 decreased net earnings by $2.8 million or three cents per share which compares to net losses of $2.3 million or two cents per share for the comparable 1993 period.

            The ratios of cost of goods sold to sales for both the second quarter and first half of 1994 reflects a slight deterioration from the comparable periods in 1993, principally due to the effects of general inflation on the costs of material and on salary and employee benefits during the last year coupled with the fact that the first six months of 1993 also included a $4 million benefit from the partial liquidations of LIFO inventories which was not duplicated during the first six months of 1994. However, the ratio of administrative, selling and service engineering expenses to sales for both the second quarter and first six months of the year reflected a marked improvement over the comparable periods in 1993 due to the combined effect of last year's restructuring activity at Ingersoll-Dresser Pump Company and the continued effect of the company's efforts from cost-containment programs.

            The restructure of operations charge during the second quarter of 1993 relates to the company's decision to sell its underground coal-mining operations, which was completed in July 1993. The operating income generated by this unit, during the past few years, was essentially at the break-even level.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            Other income (expense), net aggregated $1.3 million of net expense for the three months ended June 30, 1994, a decrease of approximately $3.1 million below the net expense for 1993's second quarter. The second quarter reduction in net expense is attributed to lower foreign exchange losses ($500,000); an increase in earnings from partially-owned equity companies ($900,000) and a reduction in expenses of a miscellaneous nature when compared to the amounts reported for the three month period ended June 30, 1993. For the first six months of 1994, other income (expense), net totalled $3.4 million of net expense which represents a $500,000 increase over the amount reported for the first six months of 1993. This increase is the net result of lower earnings from partially-owned equity companies of approximately $2.5 million, which was substantially offset by a reduction in expenses of a miscellaneous nature during the first half of the year.

            The company's pretax profits for its 49 percent interest in Dresser-Rand Company (another partnership between Dresser Industries and the company) totalled $4.3 million for the second quarter of the year and $10.0 million for the first half of 1994. This compares to income of $5.9 million for the second quarter of 1993 and $12.0 million for the six months ended June 30, 1993.

            The Ingersoll-Dresser Pump Company's minority interest represents Dresser's interest in the operating results of IDP. During the second quarter of 1994, the minority interest charge totalled $1.8 million, which indicated that IDP generated net income at the partnership level of approximately $3.7 million. For the first half of 1994, the minority interest charge totalled $1.7 million, which indicated that IDP generated approximately $3.4 million of net income at the partnership level for the first six months of the year. For the second quarter and first six months of 1993, the minority interest charge for IDP was $1.1 million and $1.4 million, respectively.

            Interest expense for the second quarter and first six months of 1994 was below the amounts reported in the comparable periods of 1993 by $1.9 million and $3.9 million, respectively. The reduction is principally attributed to lower outstanding debt due to more efficient use of the company's cash and financial resources.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            The company's effective tax rate for both the second quarter and first six months of 1994 and 1993 were 36.5 percent and 36.0 percent, respectively. The company's effective tax rate differs from the statutory rate of 35 percent mainly due to state income taxes and some foreign earnings being taxed at higher rates. The effective tax rate for the full year of 1993 was 35.5 percent.

            The consolidated results for both the second quarter and first six months of the year benefitted from the combination of business improvements in most of the company's domestic markets (including auto, housing, construction and general industrial) and a continued emphasis on cost-containment programs throughout the company. International business has generally reflected increases during the first six months of 1994 when compared to the comparable periods in 1993 but not at the rates at which the company's domestic business has improved. Incoming orders for the second quarter of the year totalled $1,151.5 million and represents an increase of 13.6 percent over the 1993 second quarter total of $1,013.8 million. The Production Equipment and Construction and Mining groups were the only operations within the company which failed to report meaningful increases in second quarter bookings levels when compared to the second quarter of 1993. The company's backlog of orders at June 30, 1994, believed by it to be firm, was approximately $1,030 million, which reflects an increase of $108 million over the December 31, 1993 balance. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.


        Liquidity and Capital Resources

            The company's financial position at June 30, 1994 did not change materially from December 31, 1993. In the first six months of 1994, working capital increased by approximately $47.4 million to $925.2 million at June 30, 1994 from December 31, 1993's balance of $877.8 million. The current ratio at June 30, 1994 was 1.8 to 1, down slightly from the 1.9 to 1 ratio at December 31, 1993.

            The company's cash, cash equivalents and marketable securities increased by $27.7 million during the first six months of 1994 to $261.9 million from $234.2 million at December 31, 1993. This increase is the net effect of a general increase in cash and cash equivalents of approximately $44.6 million, a $1.2 million decrease in marketable securities, cash paid for acquisitions of $22.3 million and a $6.6 million increase attributed to the effect of currency movements during the first six months of the year.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            Receivables totalled $897.0 million at June 30, 1994, which represents a $99.4 million increase from the amount reported at December 31, 1993. This increase is the net effect of a strong selling period towards the end of the second quarter offset by aggressive collection efforts and a $17.7 million effect of foreign currency translation during the first six months of 1994.

            Inventories totalled $703.7 million at June 30, 1994, approximately $9.9 million lower than the December 31, 1993 level. The activity during the first half of 1994 represents the net effect of increased sales offsetting an increase due to exchange rates on the international inventories of $17.3 million.

            Long-term debt, including current maturities, at the end of the first six months of the year, totalled $397.5 million, which approximated the year-end balance.

            The company's June 30, 1994 debt-to-capital ratio was 29/71, which reflects a slight decrease from the 28/72 ratio at December 31, 1993.

            During the first six months of 1994, foreign currency adjustments resulted in a net increase of approximately $33.5 million in shareowners' equity, caused by the weakening of the U.S. dollar against other currencies. Currency changes in Japan, Germany, France, the United Kingdom and Italy accounted for over 80 percent of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by the currency fluctuations since year-end.

        Environmental Matters

            Environmental matters at June 30, 1994 remain substantially unchanged from December 31, 1993. The company has been identified as a potentially responsible party in environmental proceedings brought under both the federal Superfund law and state remediation laws, involving 29 sites within the United States. For all sites, there are other potentially responsible parties and in most instances, the company's involvement is minimal. Although there is a possibility that a responsible party might have to bear more than its

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        proportional share of site clean-up costs, if other responsible parties fail to make contributions, the company has not yet had, and to date there is no indication that it will have, to bear more than its proportional share of clean-up costs at any site. The company also is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities. Although uncertainties regarding environmental technology, state and federal regulations, insurance coverage and individual site information make estimating the liability difficult, management believes that the total liability for the cost of environmental remediation will not have a material effect on the financial condition or the results of operations of the company.

        Acquisition

            On June 30, 1994, the company completed its acquisition of Montabert, S.A. (Montabert), a French manufacturer of hydraulic rock-
        breaking and drilling equipment.   Montabert's consolidated net sales
        for 1993 were approximately $75 million. Montabert's consolidated assets at December 31, 1993 totalled approximately $60 million. The purchase included a cash payment from the company and the assumption of certain liabilities of Montabert. At June 30, 1994, the company disbursed approximately $18 million in connection with this acquisition and has included this figure as a component of the "Other assets" account on the consolidated balance sheet. This acquisition will be consolidated into the company's financial statements during the third quarter of the year.

        Review of Business Segments

            The Standard Machinery Segment reported sales of $354.5 million during the second quarter of 1994, which represents a 10.6 percent increase from the $320.5 million for the same quarter of last year. Operating income, totalled $30.5 million, which represents a 17.3 percent improvement over the $26.0 million of operating income for 1993's second quarter, before the $5.0 million restructure of operations charge. For the first half of 1994, the segment's net sales totalled $673.6 million, which was 9.1 percent above the $617.3 million reported for the comparable 1993 period. The segment's

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        operating income for the first six months of 1994, totalled $53.3 million and represents a 33.9 percent increase over the $39.8 million of operating income reported for the first half of 1993, before considering last year's $5.0 million restructure of operations charge. The increase in sales and operating income for both the second quarter and first six months of the year is attributed to stronger domestic and international markets for both construction and air compressor products. The 1993 restructure of operations charge of $5.0 million relates to the company's decision to sell its underground coal-mining operations, which had basically operated at the break-even level during the past few years. This operation no longer fit into the company's long range strategic goals and it was disposed of on July 20, 1993.

            Engineered Equipment Segment's sales for the second quarter of the year were $236.6 million which were essentially equal to 1993's second quarter total of $235.6 million. Operating income for the three months ended June 30, 1994 totalled $3.8 million, down from the $4.6 million reported for 1993's second quarter. For the first six months of 1994, the segment reported sales of $440.2 million which is
        4.2 percent below 1993's total of $459.6 million. Operating income for the first half of 1994 was $2.0 million, as compared to $5.4 million for the comparable 1993 period. Second quarter sales for IDP are up slightly over the amount reported for the three months ended June 30, 1993. Operating income for the period also reflected a slight improvement primarily due to the benefit of lower costs which is the result of IDP's restructuring efforts. IDP's sales for the first six months of 1994 were slightly below the amount reported for the first half of 1993, but the operating income for the two periods was at approximately the same level. Process Systems Group's sales for the second quarter of the year were below the amount reported for the three months ended June 30, 1993, and the group operated at the break-even level for the quarter. The group's sales for the first six months of the year were approximately 10 percent below 1993's level, and the group reported an operating loss for the period as its business continues to be affected by the poor market conditions in the pulp and paper industry.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            The Bearings, Locks and Tools Segment reported sales of $552.7 million for the three months ended June 30, 1994, a 22.6 percent increase over last year's second quarter total of $450.7 million. Operating income was $67.1 million, an increase of approximately 29 percent over the 1993 second quarter level of $52.1 million. For the first six months of 1994, the segment reported net sales of $1.0 billion, 17.9 percent above the $882.0 million reported in the comparable period of 1993. Operating income for the first half of 1994, totalled $114.6 million compared to $90.2 million reported for the six months ended June 30, 1993.

            The Bearings and Components Group's sales in the second quarter of 1994 were more than 20 percent above the amount reported for the comparable 1993 quarter with a corresponding increase in the group's operating income based on the continued strength of domestic automobile production.

            An improving housing market, coupled with market penetration and a strong demand for door hardware, products produced higher sales and operating income for the Door Hardware Group during the second quarter of the year versus 1993's comparable quarter.

            The Production Equipment Group's sales and operating income for the second quarter of 1994 were well above the amounts reported for the three months ended June 30, 1993. The group's results for the second quarter of 1994 were favorably affected by a large shipment from its Automated Production Systems Division, and generally stronger business conditions in both their domestic and international markets, when compared to last year's second quarter.

                                                                                  PART I - EXHIBIT 11
                                                                                  Page 1 of 2
                                              INGERSOLL-RAND COMPANY
                           COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                                      (in thousands except per share figures)

                                                         Three Months Ended          Six Months Ended
                                                               June 30,                  June 30,
        PRIMARY EARNINGS PER SHARE (NOTE 1):               1994        1993         1994         1993
        Earnings before effect of accounting change    $ 51,569    $ 35,937     $ 84,581     $ 60,565
        Effect of accounting change:
          - Postemployment benefits                          --          --           --      (21,000)
        Net earnings applicable to common stock        $ 51,569    $ 35,937     $ 84,581     $ 39,565
        Average number of common shares outstanding     105,469     104,871      105,432      104,810

        PRIMARY EARNINGS PER SHARE:
        Earnings before effect of accounting change       $0.49       $0.34        $0.80       $ 0.58
        Effect of accounting change:
          - Postemployment benefits                          --          --           --        (0.20)
        Primary earnings per share                        $0.49       $0.34        $0.80       $ 0.38

        FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)
        Earnings before effect of accounting change    $ 51,569    $ 35,937     $ 84,581     $ 60,565
        Effect of accounting change:
          - Postemployment benefits                          --          --           --      (21,000)
        Net earnings applicable to common stock        $ 51,569    $ 35,937     $ 84,581     $ 39,565

        Adjusted shares:
        Average number of common shares outstanding     105,469     104,871      105,432      104,810
        Number of common shares issuable
          assuming exercise under incentive
          stock plans                                       397         572          425          548
        Average number of outstanding shares,
          as adjusted for fully diluted earnings
          per share calculations                        105,866     105,443      105,857      105,358

        FULLY DILUTED EARNINGS PER SHARE:
        Earnings before effect of accounting change       $0.49       $0.34        $0.80       $ 0.57
        Effect of accounting change:
          - Postemployment benefits                          --          --           --        (0.20)
        Fully diluted earnings per share                  $0.49       $0.34        $0.80       $ 0.37

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


                                       INGERSOLL-RAND COMPANY
                                            (Registrant)






        Date    August 9, 1994          /S/ T.F. McBride
                                       T.F. McBride, Senior Vice
                                       President & Chief Financial Officer

                                       Principal Financial Officer



        Date    August 9, 1994          /S/ R.A. Spohn
                                       R.A. Spohn, Controller -
                                       Accounting and Reporting

                                       Principal Accounting Officer