Form 10-Q
period 1994-09-30
INGERSOLL RAND CO
filed 1994-11-14
CIK 50485

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1994
                                          or

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


     The number of shares of common stock outstanding as of October 31, 1994 was 105,493,140.




                                INGERSOLL-RAND COMPANY
                                      FORM 10-Q
                                        INDEX




     PART I.  FINANCIAL INFORMATION                                      Page

              Condensed Consolidated Balance Sheet at
              September 30, 1994 and December 31, 1993                     3

              Condensed Consolidated Income Statement for the
              three and nine months ended September 30, 1994 and 1993      4

              Condensed Consolidated Statement of Cash Flows
              for the nine months ended September 30, 1994 and 1993        5

              Notes to Condensed Consolidated Financial Statements        6-7

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8-15

              Exhibit 11 - Computations of Primary and
              Fully Diluted Earnings Per Share                           16-17



     SIGNATURES                                                           18

                            PART I.  FINANCIAL INFORMATION
                                INGERSOLL-RAND COMPANY
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)

                                        ASSETS
                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1994             1993
     Current assets:
         Cash and cash equivalents                   $  237,521      $  227,993
         Marketable securities                            4,634           6,172
         Accounts and notes receivable, net of
            allowance for doubtful accounts             891,431         797,525
         Inventories                                    692,222         713,690
         Prepaid expenses and deferred taxes            173,006         156,780
            Total current assets                      1,998,814       1,902,160

     Investments and advances:
         Dresser-Rand Company                            86,972         112,630
         Partially-owned equity companies               164,169         158,645
                                                        251,141         271,275

     Property, plant and equipment, at cost           1,824,637       1,665,428
         Less - accumulated depreciation                878,702         790,284
            Net property, plant and equipment           945,935         875,144

     Intangible assets, net                             127,683         105,855
     Deferred income taxes                               79,537          90,913
     Other assets                                       136,867         129,985

            Total assets                             $3,539,977      $3,375,332

                                LIABILITIES AND EQUITY
     Current liabilities:
         Loans payable                               $  181,738      $  206,939
         Accounts payable and accruals                  887,075         817,385
            Total current liabilities                 1,068,813       1,024,324

     Long-term debt                                     319,513         314,136
     Postemployment liabilities                         511,702         515,787
     Ingersoll-Dresser Pump Company minority interest   153,711         146,331
     Other liabilities                                   25,085          24,929

     Shareowners' equity:
         Common stock                                   218,321         217,879
         Other shareowners' equity                    1,242,832       1,131,946
            Total shareowners' equity                 1,461,153       1,349,825

            Total liabilities and equity             $3,539,977      $3,375,332

     See accompanying notes to condensed consolidated financial statements.

                                              INGERSOLL-RAND COMPANY
                                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                     (in thousands except per share figures)

                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                                   1994          1993           1994          1993

        NET SALES                            $1,113,670      $973,524     $3,267,786    $2,932,402
        Cost of goods sold                      840,171       736,244      2,482,071     2,217,102
        Administrative, selling and service
          engineering expenses                  184,534       172,775        544,857       531,301
        Restructure of operations charge             --            --             --         5,000
        Operating income                         88,965        64,505        240,858       178,999
        Interest expense                         11,279        12,744         34,884        40,289
        Other income (expense), net              (5,876)       (5,691)        (9,313)       (8,620)
        Dresser-Rand income                       5,400         9,400         15,400        21,400
        Ingersoll-Dresser Pump Company
          minority interest                      (1,023)         (491)        (2,675)       (1,878)
        Earnings before income taxes             76,187        54,979        209,386       149,612
        Provision for income taxes               27,808        19,793         76,426        53,861
        Earnings for the period before
          the effect of accounting change        48,379        35,186        132,960        95,751
        Effect of accounting change
          (Net of income tax benefit):
          - Postemployment benefits                  --            --             --       (21,000)
        Net earnings                         $   48,379      $ 35,186     $  132,960    $   74,751
        Average number of common
          shares outstanding                    105,483       105,106        105,447       104,911
        Net earnings per common share before
          the effect of accounting change        $ 0.46        $ 0.33         $ 1.26        $ 0.91
        Effect of accounting change:
          - Postemployment benefits                  --            --             --         (0.20)
        Net earnings per common share            $ 0.46        $ 0.33         $ 1.26        $ 0.71
        Dividends per common share               $0.185        $0.175         $0.535        $0.525

        See accompanying notes to condensed consolidated financial statements.

                                 INGERSOLL-RAND COMPANY
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)


                                                             Nine Months Ended
                                                               September 30,

                                                            1994          1993
        Cash flows from operating activities:
          Net earnings                                 $ 132,960      $  74,751
          Adjustments to arrive at net cash
            provided by operating activities:
            Effect of accounting change                       --         21,000
            Depreciation and amortization                 98,551         95,143
            Equity earnings/losses, net of dividends     (22,295)       (29,722)
            Restructure of operations                         --          5,000
            Gain on sale of investment                        --         (1,402)
            Deferred income taxes                         13,235          1,009
            Minority interest in earnings                  2,662          2,847
            Other noncash items                           (7,245)         1,212
          Changes in other assets and liabilities, net   (18,385)      (106,861)
            Net cash provided by operating activities    199,483         62,977

        Cash flows from investing activities:
          Capital expenditures                          (109,353)       (83,551)
          Proceeds from sales of property, plant
            and equipment                                  4,858          4,154
          Proceeds from business dispositions              2,250         45,995
          Acquisitions, net of cash                      (36,507)       (42,479)
          Decrease in marketable securities                2,404          3,270
          Cash invested in and advances from
            equity companies                              35,939         51,441
          Other                                               --         (7,181)
            Net cash used in investing activities       (100,409)       (28,351)

        Cash flows from financing activities:
          Increase (decrease) in short-term borrowings    38,536        (11,053)
          Proceeds from long-term debt                     2,330        101,586
          Payments of long-term debt                     (82,951)       (72,576)
            Net change in debt                           (42,085)        17,957
          Dividends paid                                 (56,424)       (55,070)
          Other                                            2,952         12,741
            Net cash used in financing activities        (95,557)       (24,372)

        Effect of exchange rate changes
          on cash and cash equivalents                     6,011         (5,562)

        Net increase in cash and cash equivalents          9,528          4,692
        Cash and cash equivalents - beginning of period  227,993        216,832
        Cash and cash equivalents - end of period      $ 237,521      $ 221,524

        See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and nine months ended September 30, 1994 and 1993.

        Note 2 - Inventories of appropriate domestically manufactured standard products are valued on the last-in, first-out
                 (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented was as follows (in thousands):

                                             September 30,    December 31,
                                                 1994             1993

                   Raw materials and supplies   $  129,724    $    121,083
                   Work-in-process                 292,113         295,829
                   Finished goods                  442,721         462,677
                                                   864,558         879,589
                   Less - LIFO reserve             172,336         165,899
                   Total                        $  692,222    $    713,690

                 Work-in-process inventories are stated after deducting customer progress payments of $27,782,000 at September 30, 1994 and $14,395,000 at December 31, 1993.

        Note 3 - The company's investment in the Dresser-Rand partnership at September 30, 1994 and December 31, 1993 was $151,017,000
                 and $133,867,000, respectively. The company owed Dresser-Rand $64,045,000 at September 30, 1994 and $21,237,000 at December 31, 1993.

                 The summarized financial position of Dresser-Rand was as follows (in thousands):
                                                September 30,   December 31,
                                                    1994             1993

                  Current assets                $     437,982   $    489,122
                  Property, plant and
                    equipment, net                    198,036        220,604
                  Other assets and investments         16,837         18,531
                                                      652,855        728,257

                  Deduct:
                  Current liabilities                 302,441        321,629
                  Noncurrent liabilities              190,776        188,211
                                                      493,217        509,840
                  Net partners' equity
                    and advances                $     159,638   $    218,417

                                INGERSOLL-RAND COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 3 - Continued:

                 Net sales of Dresser-Rand were $832.0 million for the nine months ended September 30, 1994 and $830.7 million for the nine months ended September 30, 1993; and gross profit was $143.2 million and $170.3 million, respectively. Dresser-Rand's net income for the nine months ended September 30, 1994 was $31.5 million and $43.9 million for the nine months ended September 30, 1993.

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

        Note 8 - On June 30, 1994, the company acquired Montabert S.A., a French manufacturer of hydraulic rock-breaking and drilling equipment, for a cash payment and the assumption of certain liabilities. The company paid approximately $18 million in connection with this acquisition.

        Note 9 - Effective August 4, 1994, the company acquired the Ecoair air compressor product line from MAN Gutenoffnungshutte AG (MAN GHH) of Oberhausen, Germany for approximately $10.6 million. The company also entered a 50/50 joint venture, GHH-RAND Schraubenkompressoren GmbH & Co. KG (GHH-RAND), with MAN GHH to manufacture airends. The company invested approximately $17.6 million in GHH-RAND.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS


            Net sales for the third quarter of 1994 totalled $1.1 billion,
        14.4 percent higher than the amount reported for last year's third quarter. Operating income for the third quarter totalled $89.0 million, which represents a 37.9 percent increase over the $64.5 million reported for the three months ended September 30, 1993. The operations of Ingersoll-Dresser Pump Company (IDP) generated approximately $3.2 million of operating income during the third quarter of the year, versus operating at close to break-even levels during the third quarter of 1993, on essentially the same level of sales for both periods.

            The company reported net earnings of $48.4 million, or 46 cents per common share, for the third quarter of 1994 versus $35.2 million, or 33 cents per common share, for the three months ended September 30, 1993. Overall, international markets continued to strengthen and improved on a quarter to quarter basis. Domestic markets, principally our construction, air compressor, door hardware and automotive related products, grew at a stronger rate during the third quarter of 1994 when compared to the comparable quarter in the prior year. These improved business conditions, coupled with the benefits derived from cost-containment programs, are responsible for the third quarter improvement over the comparable 1993 period.

            Partial liquidations of LIFO (last-in, first-out) inventories benefitted the third quarter cost of goods sold by $1.6 million (approximately $1.0 million after tax or one cent per share).
        Partial liquidations during the 1993 third quarter benefitted costs by $600,000 (approximately $400,000 after tax). Net losses from foreign exchange activities for the third quarter of 1994 totalled $1.5 million, or two cents per common share, versus net losses of $3.8 million, or four cents per common share, for the comparable 1993 quarter.

            For the first nine months of 1994, net sales amounted to $3.3 billion, which was 11.4 percent higher than last year's nine month total. Operating income for the first three quarters of 1994 totalled $240.9 million, which represents a 30.9 percent increase over the $184.0 million reported for the comparable 1993 period, before considering last year's $5 million restructure of operations charge. During the first nine months of the year, IDP contributed over $8.0 million of operating income to the company's consolidated results versus approximately $5.0 million for the first three quarters of 1993, on a three percent lower level of sales in 1994 versus the 1993 period.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)



            The company reported net earnings of $133.0 million, or $1.26 per common share, for the first nine months of 1994. Net earnings for the first three quarters of 1993, before the effect of the retroactive adoption of an accounting change, totalled $95.8 million, or 91 cents per common share. The 1993 accounting change related to the company's adoption, effective January 1, 1993, of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The 1993 adoption of this statement resulted in a one-time after-tax charge of $21.0 million or 20 cents per share. After considering this charge, the company reported net earnings of $74.8 million, or 71 cents per share, for the nine months ended September 30, 1993.

            Partial liquidations of LIFO (last-in, first-out) inventories during the first nine months of 1994 and 1993 benefitted cost of goods sold by $1.6 million and $4.6 million, respectively. Foreign exchange losses for the first nine months of 1994 decreased net earnings by $4.4 million, or five cents per share, which compares to net losses of $6.1 million, or six cents per share,for the comparable 1993 period.

            The ratio of cost of goods sold to sales for the third quarter of 1994 reflects a minor improvement over the comparable ratio for 1993's third quarter principally due to improvements in IDP's international cost ratio during the current quarter when compared to last year. However, the ratio of cost of goods sold to sales for the first nine months of 1994 reflects a slight deterioration from the comparable period in 1993, principally due to the effects of general inflation on the costs of material and on salary and employee benefits during the year. The ratios of administrative, selling and service engineering expenses to sales for both the third quarter and first nine months of the year reflected a marked improvement over the comparable periods in 1993 due to the combined effect of last year's restructuring activity at Ingersoll-Dresser Pump Company and the continued effect of the company's efforts from cost-containment programs.

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

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            Other income (expense), net, aggregated $5.9 million of net expense for the three months ended September 30, 1994, which approximated last year's third quarter total. For the first nine months of 1994, other income (expense), net, totalled $9.3 million which represents an increase of $700,000 of net expense over the amount reported for the three quarters ended September 30, 1993. Reductions in losses from foreign exchange activities in both the quarter and nine month periods were offset by lower earnings from partially-owned equity companies and an increase in expenses of a miscellaneous nature.

            The company's pretax profits for its 49 percent interest in Dresser-Rand Company (another partnership between Dresser Industries and the company) totalled $5.4 million for the third quarter of the year and $15.4 million for the first nine months of 1994. This compares to income of $9.4 million for the third quarter of 1993 and $21.4 million for the first three quarters of 1993.

            The Ingersoll-Dresser Pump Company's minority interest represents Dresser's interest in the operating results of IDP. During the third quarter of 1994, the minority interest charge totalled $1.0 million, which indicated that IDP generated net income at the partnership level of approximately $2.1 million. For the first nine months of 1994, the minority interest charge totalled $2.7 million, which indicated that IDP generated approximately $5.5 million of net income at the partnership level for the first three quarters of the year. For the third quarter and first nine months of 1993, the minority interest charge for IDP was $0.5 million and $1.9 million, respectively.

            Interest expense for the third quarter and first nine months of 1994 was below the amounts reported in the comparable periods of 1993 by $1.5 million and $5.4 million, respectively. The reduction is principally attributed to lower outstanding debt and lower interest rates.

            The company's effective tax rates for both the third quarter and first nine months of 1994 and 1993 were 36.5 percent and 36.0 percent, respectively. The company's effective tax rate differs from the statutory rate of 35 percent mainly due to state income taxes and some foreign earnings being taxed at higher rates. The effective tax rate for the full year of 1993 was 35.5 percent.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            The consolidated results for both the third quarter and first nine months of the year benefitted from the combination of business improvements in most of the company's domestic markets (including auto, housing, construction and general industrial) and a continued emphasis on cost-containment programs throughout the company. International business has reflected increases during the first nine months of 1994 when compared to the comparable periods in 1993 but not at the rates at which the company's domestic business has improved. Incoming orders for the third quarter of the year totalled $1,133.1 million and represents an increase of 16.2 percent over the 1993 third quarter total of $975.2 million. IDP was the only operation within the company which failed to report meaningful increases in third quarter bookings levels when compared to the comparable quarter of 1993. The company's backlog of orders at September 30, 1994, believed by it to be firm, was approximately $1,056 million, which reflects an increase of $134 million over the December 31, 1993 balance. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.


        Liquidity and Capital Resources

            The company's financial position at September 30, 1994 did not change materially from December 31, 1993. In the first nine months of 1994, working capital increased by approximately $52.2 million to $930.0 million at September 30, 1994 from December 31, 1993's balance of $877.8 million. The current ratio at September 30, 1994 was 1.9 to 1, which equalled the December 31, 1993 ratio.

            The company's cash, cash equivalents and marketable securities increased by only $8.0 million during the first nine months of 1994 to $242.2 million from $234.2 million at December 31, 1993. However, it should be noted that while this was a modest increase, there were many significant cash inflows and outflows. Cash flows from operating activities totalled $189.5 million, investing activities used $90.4 million and financing activities used $95.6 million. Exchange rate changes for the first nine months of 1994 totalled $6.0 million.

            Receivables totalled $891.4 million at September 30, 1994, which represents a $93.9 million increase from the amount reported at December 31, 1993. This increase is the net effect of a strong selling period towards the end of the third quarter combined with $20.1 million from acquisitions which is offset by aggressive collection efforts and a $18.1 million effect of foreign currency translation during the first nine months of 1994.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            Inventories totalled $692.2 million at September 30, 1994, approximately $21.5 million lower than the December 31, 1993 level. This decrease is the net effect of increased sales activity, and an aggressive company program to reduce inventory, which were offset by a $24.6 million increase from acquisitions and a $17.7 million increase due to exchange rates on the international inventories.

            Long-term debt, including current maturities, at the end of the first nine months of the year, totalled $322.7 million. During the quarter, the company repaid the last installment of $75.0 million on its 8 3/8% Notes Due 1994. Acquisitions increased long-term debt by approximately $7.0 million. The remaining change was due to increases in foreign long-term debt and translation.

            The company's September 30, 1994 debt-to-capital ratio was 26/74, which reflects an increase over the 28/72 ratio at December 31, 1993.

            During the first nine months of 1994, foreign currency adjustments resulted in a net increase of approximately $27.5 million in shareowners' equity, caused by the weakening of the U.S. dollar against other currencies. Currency changes in Japan, Germany, France, the United Kingdom and Italy accounted for approximately 85 percent of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by the currency fluctuations since year-end.

        Environmental Matters

            Environmental matters at September 30, 1994 remain substantially unchanged from December 31, 1993. The company has been identified as a potentially responsible party in environmental proceedings brought under both the federal Superfund law and state remediation laws, involving 34 sites within the United States. For all sites, there are other potentially responsible parties and in most instances, the company's involvement is minimal. Although there is a possibility that a responsible party might have to bear more than its proportional share of site clean-up costs, if other responsible parties fail to make contributions, the company has not yet had, and to date there is no indication that it will have, to bear more than its proportional share of clean-up costs at any site. The company also is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities. Although uncertainties regarding environmental technology, state and federal regulations and

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        individual site information make estimating the liability difficult, management believes that the total liability for the cost of environmental remediation will not have a material effect on the financial condition or the results of operations of the company. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies and the company does not discount its liability or assume any insurance recoveries.

        Acquisitions

            On June 30, 1994, the company completed its acquisition of Montabert, S.A. (Montabert), a French manufacturer of hydraulic rock-
        breaking and drilling equipment.   Montabert's consolidated net sales
        for 1993 were approximately $75 million. Montabert's consolidated assets at December 31, 1993 totalled approximately $60 million. The purchase included a cash payment from the company and the assumption of certain liabilities of Montabert. Montabert's results have been included in the consolidated financial statements of the company since its acquisition date.

            Effective August 4, 1994, the company acquired the Ecoair air compressor product line from MAN Gutenoffnungshutte AG (MAN GHH) of Oberhausen, Germany for approximately $10.6 million. The company also entered a 50/50 joint venture, GHH-RAND Schraubenkompressoren GmbH & Co. KG, with MAN GHH to manufacture airends. The company invested approximately $17.6 million in GHH-Rand.

        Review of Business Segments

            The Standard Machinery Segment reported sales of $370.3 million during the third quarter of 1994, which represents a 21.9 percent increase over the $303.7 million for the same quarter of last year. Operating income, totalled $28.9 million, which represents a 52.9 percent improvement over the $18.9 million of operating income for 1993's third quarter. For the first nine months of 1994, the segment's net sales totalled $1,043.9 million, which was 13.3 percent above the $921.0 million reported for the comparable 1993 period.
        The segment's operating income for the first nine months of 1994, totalled $82.3 million and represents a 40.2 percent increase over the $58.7 million of operating income reported for the first three quarters of 1993, before considering last year's $5.0 million restructure of operations charge. The increase in sales and operating income for both the third quarter and first nine months of the year is attributed to stronger domestic and international markets for both construction and air compressor products. The 1993

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        restructure of operations charge of $5.0 million relates to the company's decision to sell its underground coal-mining operations, which had basically operated at the break-even level during the past few years. This operation no longer fit into the company's long range strategic goals and it was disposed of on July 20, 1993.

            Engineered Equipment Segment's sales for the third quarter of the year were $208.8 million, which was five percent below 1993's third quarter total of $219.7 million. Operating income for the three months ended September 30, 1994 totalled $5.1 million, which is a slight improvement over the $4.2 million reported for 1993's third quarter. For the first nine months of 1994, the segment reported sales of $649.0 million which is 4.5 percent below 1993's total of $679.3 million. Operating income for the first three quarters of 1994 was $7.0 million, as compared to $9.6 million for the comparable 1993 period. Third quarter sales for IDP were essentially equal to the amount reported for the three months ended September 30, 1993. Operating income for the period reflects an improvement over last year's third quarter primarily due to the benefit of lower costs which are the result of IDP's restructuring efforts. IDP's sales for the first nine months of 1994 were slightly below the amount reported for the first three quarters of 1993, but the operating income for the two periods reflected an improvement. Process Systems Group's sales for the third quarter of the year were over 20 percent below the amount reported for the three months ended September 30, 1993. The group generated a modest amount of operating income for the quarter; however, it was below the amount reported in 1993's comparable period. The group's sales for the first nine months of the year were over 10 percent below 1993's level, and the group reported an operating loss for the period as its business continues to be affected by the poor market conditions in the pulp and paper industry.

            The Bearings, Locks and Tools Segment reported sales of $534.6 million for the three months ended September 30, 1994, an 18.8 percent increase over last year's third quarter total of $450.1 million. Operating income was $63.4 million, an increase of 29.4 percent over the 1993 third quarter level of $49.0 million. For the first nine months of 1994, the segment reported net sales of $1,574.9 million, 18.2 percent above the $1,332.1 million reported in the comparable period of 1993. Operating income for the first three quarters of 1994, totalled $178.0 million, an increase of 27.9 percent over the $139.2 million reported for the nine months ended September 30, 1993.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            The Bearings and Components Group's sales in the third quarter of 1994 were more than 20 percent above the amount reported for the comparable 1993 quarter. The group's operating income improved at a large rate based on the continued strength of domestic automobile production.

            Market penetration, a strong demand for door hardware products and a stable housing market produced higher sales and operating income for the Door Hardware Group during the third quarter of the year versus 1993's comparable quarter.

            The Production Equipment Group's sales and operating income for the third quarter of 1994 were well above the amounts reported for the three months ended September 30, 1993. The group's results for the third quarter of 1994 were favorably affected by a large shipment from its Automated Production Systems Division, and generally stronger business conditions in both their domestic and international markets, when compared to last year's third quarter.

                                                                                  PART I - EXHIBIT 11
                                                                                  Page 1 of 2
                                              INGERSOLL-RAND COMPANY
                           COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                                      (in thousands except per share figures)

                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
        PRIMARY EARNINGS PER SHARE (NOTE 1):               1994        1993         1994         1993
        Earnings before effect of accounting change    $ 48,379    $ 35,186     $132,960     $ 95,751
        Effect of accounting change:
          - Postemployment benefits                          --          --           --      (21,000)
        Net earnings applicable to common stock        $ 48,379    $ 35,186     $132,960     $ 74,751
        Average number of common shares outstanding     105,483     105,106      105,447      104,911

        PRIMARY EARNINGS PER SHARE:
        Earnings before effect of accounting change       $0.46       $0.33        $1.26       $ 0.91
        Effect of accounting change:
          - Postemployment benefits                          --          --           --        (0.20)
        Primary earnings per share                        $0.46       $0.33        $1.26       $ 0.71

        FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)
        Earnings before effect of accounting change    $ 48,379    $ 35,186     $132,960     $ 95,751
        Effect of accounting change:
          - Postemployment benefits                          --          --           --      (21,000)
        Net earnings applicable to common stock        $ 48,379    $ 35,186     $132,960     $ 74,751

        Adjusted shares:
        Average number of common shares outstanding     105,483     105,106      105,447      104,911
        Number of common shares issuable
          assuming exercise under incentive
          stock plans                                       616         656          489          584
        Average number of outstanding shares,
          as adjusted for fully diluted earnings
          per share calculations                        106,099     105,762      105,936      105,495

        FULLY DILUTED EARNINGS PER SHARE:
        Earnings before effect of accounting change       $0.46       $0.33        $1.26       $ 0.90
        Effect of accounting change:
          - Postemployment benefits                          --          --           --        (0.20)
        Fully diluted earnings per share                  $0.46       $0.33        $1.26       $ 0.70

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


                                       INGERSOLL-RAND COMPANY
                                            (Registrant)






        Date   November 14, 1994        /S/ T.F. McBride
                                       T.F. McBride, Senior Vice
                                       President & Chief Financial Officer

                                       Principal Financial Officer



        Date   November 14, 1994        /S/ R.A. Spohn
                                       R.A. Spohn, Controller -
                                       Accounting and Reporting

                                       Principal Accounting Officer