Form 10-K
INGERSOLL RAND CO
filed 1995-03-30
CIK 50485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

           X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1994
                                          or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

          The aggregate market value of common stock held by nonaffiliates on March 10, 1995 was $3,153,047,070 based on the closing price of such stock on the New York Stock Exchange.


          The number of shares of common stock outstanding as of March 10, 1995 was 105,591,901.


                         DOCUMENTS INCORPORATED BY REFERENCE
            Annual Report to Shareowners for fiscal year ended December 31, 1994. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report, the 1994 Annual Report to Shareowners is not to be deemed filed as part of this report.
            Proxy Statement for Annual Meeting of Shareholders to be held on April 27, 1995. See Part III of this Form 10-K Annual Report for portions incorporated by reference. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year).

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

                  Effective October 1, 1992, the company and Dresser Industries, Inc. (Dresser) formed Ingersoll-Dresser Pump Company
          (IDP), a partnership which is owned 51 percent by the company and 49 percent by Dresser. This joint venture includes the majority of the worldwide pump operations of the two companies, and its results have been included in the consolidated financial statements of the company since the formation date.

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

          o In April 1994, the company acquired full ownership of the ball bearing joint venture with GMN Georg Mueller of America, Inc. for $4.9 million in cash.

          o In June 1994, the company acquired Montabert S.A., a French manufacturer of hydraulic rock-breaking and drilling equipment for $18.4 million in cash plus assumption of liabilities.

          o In August 1994, the company acquired the Ecoair air compressor product line from MAN Gutehoffnungshutte AG (MAN GHH) for $10.6 million in cash. The company also entered into a 50/50 joint venture, GHH-RAND Schraubenkompressoren GmbH & Co. KG (GHH-RAND) with MAN GHH to manufacture airends. The company invested approximately $17.6 million in GHH-RAND.

                  In addition, on March 28, 1995, the company announced that it had made a proposal to acquire Clark Equipment Company in a cash merger transaction at a total purchase price of approximately $1.3 billion. Clark's business is the design, manufacture and sale of skid steer loaders, construction machinery and transmissions for off-highway equipment.

                  Dispositions that the company has made in recent years are as follows:

          o The company sold the assets of several small business units in 1993, as well as substantially all of the assets of its coal-mining machinery and aerospace bearings businesses for $55.5 million in cash.

          o In 1994, the assets of the IDP Australian operations were sold in return for shares of the purchaser. The company and Dresser Industries sold IRI International Corporation, a 50/50 joint venture that is a manufacturer of mobile drilling rigs, to a third party.

          Products
                  The company manufactures and sells primarily nonelectrical machinery and equipment. Principal products include the following:

          Abrasive blasting and recovery     Hoists
             systems                         Industrial pumps
          Air compressors                    Lubrication equipment
          Air dryers                         Material handling equipment
          Air logic controls                 Monitoring drills
          Air motors                         Needle roller bearings
          Air tools                          Pavement-milling machines
          Architectural hardware trim        Paving equipment
          Asphalt compactors                 Pellet mills
          Automated-parts finishing          Pneumatic cylinders
            systems                          Pneumatic valves
          Automated production systems       Portable compressors
          Automotive components              Portable generators
          Ball bearings                      Portable light towers
          Blasthole drills                   Pulp-processing machinery
          Construction equipment             Road-building machinery
          Dewatering presses                 Rock drills
          Diaphragm pumps                    Roller bearings
          Door closers                       Roller mills
          Door hardware                      Rotary drills
          Door locks                         Rough-terrain forklifts
          Emergency exit devices             Separation equipment
          Engineered pumps                   Soil compactors
          Engine-starting systems            Spray-coating systems
          Extrusion systems                  Waterjet-cutting systems
          Fluid-handling equipment           Water well drills
          Food-processing equipment          Winches
          Foundation drills

                  These products are sold primarily under the company's name and also under other names including Torrington, Fafnir, Klemm, Schlage, CPM, LCN Closers, Von Duprin, Aro, ABG,
          Ingersoll-Dresser Pumps, Pacific, Worthington, Jeumont-Schneider Pumps and Pleuger.

                  During the past three years, the division of the company's sales between capital goods and expendables has been in the approximate ratio of 55 percent and 45 percent, respectively. The company generally defines as expendables those products which are not capitalized by the ultimate user. Examples of such products are parts sold for replacement purposes, power tools and needle bearings.

                  The seasonal business of the company is not material.

                  Additional information on the company's business and financial information about industry segments is presented in Footnote 15 of the Annual Report to Shareowners for 1994, incorporated by reference in this Form 10-K Annual Report.

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

          Competitive Conditions
                  The company's products are sold in highly competitive markets throughout the world against products produced by both foreign and domestic corporations. The principal methods of competition in these markets relate to price, quality and service. The company believes that it is one of the leading manufacturers in the world of a broad line of air compression systems, anti-friction bearings, construction equipment, air tools and pumps (through the IDP joint venture). In addition, it believes it is a leading supplier in domestic markets for locks and other door hardware products.

          International Operations
                  Sales to customers outside the United States, including domestic sales for export, accounted for approximately 42 percent of the consolidated net sales in 1994. Information as to operating income by geographic area is set forth in Footnote 15 of the Annual Report to Shareowners for 1994, incorporated by reference in this Form 10-K Annual Report. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the company's international operations.

          Raw Materials
                  The company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the company's products are purchased from numerous suppliers, and the company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

          Backlog
                  The company's approximate backlog of orders at December 31, 1994, believed by it to be firm, was $176 million for the Standard Machinery Segment, $395 million for the Engineered Equipment Segment and $438 million for the Bearings, Locks and Tools Segment as compared to $134 million, $393 million and $395 million, respectively, at December 31, 1993. These backlog figures are based on orders received. While the major portion of the company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead time and are often subject to revision, deferral, cancellation or termination. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

          Research, Engineering and Development
                  The company maintains extensive research, engineering and development facilities for experimenting, testing and developing high quality products. The company employs approximately 1,500 professional employees for its research, engineering and development activities. The company spent $155 million in 1994, $150 million in 1993 and $138 million in 1992 on research, engineering and development.

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

          Environmental Matters
                  The company is subject to extensive environmental laws and regulations. It is the company's policy to comply with all environmental regulatory requirements and the company is in substantial compliance with those laws and regulations. While there is some degree of uncertainty associated with the compliance costs resulting from new regulatory initiatives, the ongoing cost of compliance has not had, nor is it expected to have, a material adverse effect upon the company's capital expenditures, financial position, results of operations, liquidity or cash flows.

                  Federal Superfund and similar state laws impose joint and several responsibility for cleaning up designated hazardous sites not only on the owner and operator but also on any person who contributed hazardous waste to the site. As of December 31, 1994, the company has been identified as a potentially responsible party ("PRP") in connection with 26 federal and state superfund sites. At all these sites there are other PRPs and to date there is no indication the company will be liable for more than its pro rata share of remediation costs at any site. While some of these sites are still under investigation, in the aggregate, the company's anticipated pro rata share of responsibility at these sites is not deemed to be material. Additional lawsuits and claims involving environmental matters are likely to arise from time to time. In addition, the company continues to investigate and remediate environmental contamination from past operations at its facilities.

                  In 1994, the company spent approximately $7 million in connection with environmental compliance and remediation and an additional $7 million on capital projects for pollution abatement and control. Based upon the company's experience to date with environmental claims and litigation and with site investigation and remediation, its expenditures for environmental purposes have not been and are not expected to be material or to have a material adverse effect on the company's capital expenditures, earnings or competitive position. (See also Financial Review and Management Analysis in the Annual Report to Shareowners for 1994 included as Exhibit 13 to this report.)

          Employees
                  There are approximately 35,900 employees of the company throughout the world, of whom approximately 23,200 work in the United States and 12,700 in foreign countries. Approximately 17 percent of the company's production and maintenance employees, who work in 9 plants in the United States, are represented by 7 unions. The company believes relations with its employees are satisfactory.

          Item 2.   PROPERTIES
                  The company's executive offices are located at Woodcliff Lake, New Jersey. Manufacturing and assembly operations are conducted in 47 plants in the United States; 6 plants in Canada; 27 plants in Europe; 5 plants in the Far East; 5 plants in Latin America; 2 plants in Asia and 1 plant in Africa. The company also maintains various warehouses, offices and repair centers in the United States, Canada and abroad.

                  Substantially all plant facilities are owned by the company and the remainder are under long-term lease. The company believes that its plants and equipment have been well maintained and are generally in good condition. The company has several closed facilities that it is actively marketing with the intent of selling them at their net realizable value.

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
                                                         Approximate
                                    Number of Plants    Square Footage

                  Domestic                  7              1,884,000
                  International            12              2,139,000

                          Total            19              4,023,000

          Engineered Equipment
                  The products manufactured by this segment are predominantly designed for specific customer applications. The segment's diverse product line includes pumps, liquid/solid separation and densification machinery. The segment is organized into two operating groups: Pump Group and Process Systems Group. The segment's manufacturing facilities are as follows:
                                                         Approximate
                                    Number of Plants    Square Footage

                  Domestic                 12              2,516,000
                  International            19              2,444,000

                          Total            31              4,960,000

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
                                                         Approximate
                                    Number of Plants    Square Footage

                  Domestic                 28              6,288,000
                  International            15              1,596,000

                          Total            43              7,884,000


          Item 3.   LEGAL PROCEEDINGS
                  In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for the cleanup of 26 waste sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters are not expected to have a material adverse effect on its operations or financial condition.


          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December 31, 1994.

          The following information is included in accordance with the provision of Part III, Item 10.
                                  Date of
                                 Service as    Principal Occupation and
                                an Executive   Other Information
          Name and Age            Officer      for Past Five Years

          James E. Perrella(59)     5/4/77     Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer,
                                                 Director (President and
                                                 Director, September 1992 -
                                                 October 1993; Executive
                                                 Vice President, 1982 -
                                                 1992)
          William G. Mulligan(64)   5/2/73     Executive Vice President
          J. Frank Travis(59)       2/7/90     Executive Vice President and
                                                 President of the
                                                 Production Equipment Group
                                                 (Vice President and
                                                 President of the Bearings
                                                 and Components Group,
                                                 February 1992 - December
                                                 1993; President of the Air
                                                 Compressor Group, 1989 -
                                                 February 1992)
          Thomas F. McBride(59)     9/5/79     Senior Vice President and
                                                 Chief Financial Officer
                                                 (Senior Vice President
                                                 and Comptroller, February
                                                 1992 - May 1993; Vice
                                                 President and Comptroller,
                                                 1981 - 1992)
          William J. Armstrong(53)  8/3/83     Vice President and Treasurer
          Paul L. Bergren(45)      12/2/92     Vice President, President
                                                 of the Air Compressor
                                                 Group, and President of
                                                 Ingersoll-Rand Europe
                                                 (Vice President and
                                                 General Manager -
                                                 Centrifugal Compressor
                                                 Division, 1989 - 1992)
          Frederick W. Hadfield(58) 8/1/79     Vice President and President
                                                 of IDP (Vice President,
                                                 1979 - March 1994)
          Daniel E. Kletter(56)     2/7/90     Vice President (Vice
                                                 President and President of
                                                 the Construction and
                                                 Mining Group 1989 - 1994)

                                  Date of
                                 Service as    Principal Occupation and
                                an Executive   Other Information
          Name and Age            Officer      for Past Five Years

          Patricia Nachtigal(48)   11/2/88     Vice President and General
                                                 Counsel (Secretary and
                                                 Managing Attorney, 1988 -
                                                 1991)
          Allen M. Nixon(54)        2/1/95     Vice President and President
                                                 of Bearing and Components
                                                 Group (Vice President and
                                                 General Manager Torrington
                                                 Needle Bearings Division,
                                                 1983 - 1994)
          James R. O'Dell(56)      12/3/88     Vice President
          Larry H. Pitsch(54)       2/7/90     Vice President and President
                                                 of the Process Systems
                                                 Group
          Donald H. Rice(50)        2/1/95     Vice President (Executive
                                                 Director - Human Resources
                                                 1994; Vice President,
                                                 Human Resources - Bearings
                                                 and Components Group, 1988
                                                 - 1993)
          Gerald E. Swimmer(50)     5/1/82     Vice President
          R. Barry Uber(49)         2/7/90     Vice President and President
                                                 of the Construction and
                                                 Mining Group (Vice
                                                 President and President of
                                                 the Production Equipment
                                                 Group 1989 - 1994)
          Ronald G. Heller(48)      2/6/91     Secretary and Assistant
                                                 General Counsel (Assistant
                                                 General Counsel, 1988 -
                                                 1991)

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

                                                  Common Stock
                                       High            Low       Dividend
          1994
          First quarter            $41  5/8        $34 5/8          $.175
          Second quarter            38  7/8         32 3/4           .175
          Third quarter             38  3/4         34 3/8           .185
          Fourth quarter            36  1/4         29 1/2           .185

                                       High            Low       Dividend

          1993
          First quarter            $36  1/4        $28 3/4          $.175
          Second quarter            35  3/8         29 1/2           .175
          Third quarter             39  3/4         31               .175
          Fourth quarter            39  7/8         35               .175

                  The Bank of New York (Church Street Station, P.O. Box 11258, New York, NY 10286-1258, (800)524-4458) is the transfer agent, registrar and dividend reinvestment agent.

                  There are no significant restrictions on the payment of dividends. The approximate number of record holders of common stock as of March 10, 1995 was 14,800.

          Item 6.   SELECTED FINANCIAL DATA
                  Selected financial data for the five years ended December
          31, 1994, is as follows (in thousands except per share amounts):
    December 31               1994        1993        1992        1991       1990

    Net sales           $4,507,470  $4,021,071  $3,783,787  $3,586,220 $3,737,847

    Net earnings (loss)    211,140     142,524    (234,406)    150,589    185,343

    Total assets         3,596,921   3,375,332   3,387,552   2,979,560  2,982,507

    Long-term debt         315,850     314,136     355,598     375,846    265,163

    Shareowners' equity  1,531,342   1,349,825   1,293,375   1,633,056  1,556,424

    Earnings (loss) per
      common share          $2.00       $1.36      $(2.25)      $1.45       $1.78

    Dividends per
      common share           0.72        0.70        0.69        0.66        0.63

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Management's discussion and analysis of financial condition and results of operations is included as Financial Review and Management Analysis in Exhibit 13 - the Annual Report to Shareowners for 1994 and is incorporated by reference in this Form 10-K Annual Report.

          Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  The following financial statements and supplementary financial information included in the accompanying Annual Report to Shareowners for 1994 are incorporated by reference in this Form 10-K Annual Report:

                  (a) The consolidated financial statements and the report thereon of Price Waterhouse LLP dated January 31, 1995, are included as Exhibit 13 - the Annual Report to Shareowners (excluding the Financial Review and Management Analysis) for 1994.

                  (b) The unaudited quarterly financial data for the two-year period ended December 31, 1994, is as follows (in thousands except per share amounts):

                                                                      Earnings
                                                                           per
                            Net      Cost of   Operating        Net     common
     1994                 sales   goods sold      income   earnings      share

     First quarter   $1,010,308   $  775,924    $ 60,127   $ 33,012      $0.31
     Second quarter   1,143,808      865,976      91,766     51,569       0.49
     Third quarter    1,113,670      840,171      88,965     48,379       0.46
     Fourth quarter   1,239,684      894,978     136,149     78,180       0.74
       Year 1994     $4,507,470   $3,377,049    $377,007   $211,140      $2.00

     1993

     First quarter   $  952,105   $  728,042    $ 45,150   $  3,628      $0.04
     Second quarter   1,006,773      752,816      69,344     35,937       0.34
     Third quarter      973,524      736,244      64,505     35,186       0.33
     Fourth quarter   1,088,669      799,588     112,515     67,773       0.65
       Year 1993     $4,021,071   $3,016,690    $291,514   $142,524      $1.36


          o The reductions in LIFO inventory quantities increased net earnings per share by $0.01 and $0.06 in the third and fourth quarters of 1994 and $0.02 and $0.05 in the second and fourth quarters of 1993, respectively.

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


          Item 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  None.

                                       PART III

          Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  The information required by Item 10 is (i) incorporated by reference in this Form 10-K Annual Report from pages 2 through 6 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1995, and (ii) included in Part I on pages 11 and 12 of this Form 10-K Annual Report.

          Item 11.  EXECUTIVE COMPENSATION
                  Information on executive compensation is incorporated by reference in this Form 10-K Annual Report from pages 6 through 20 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1995.

          Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT
                  Information on security ownership of directors and nominees, directors and officers as a group and certain beneficial owners is incorporated by reference in this Form 10-K Annual Report on pages 4 and 5 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1995.

          Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Information required by Item 13 is incorporated by reference in this Form 10-K Annual Report from page 15 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1995.

                                       PART IV

          Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

          (a) 1. and 2.    Financial statements and financial statement
                           schedules
                               The financial statements, together with the
                           report thereon of Price Waterhouse LLP dated
                           January 31, 1995, included as Exhibit 13
                           (excluding Financial Review and Management
                           Analysis) and the unaudited quarterly financial data included in Part II Item 8(b) are incorporated by reference in this Form 10-K
                           Annual Report. The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual Report to Shareowners for 1994.

                               Separate financial statements for all 50
                           percent or less owned companies, accounted for by the equity method have been omitted because no individual entity constitutes a significant subsidiary.

                     3.    Exhibits
                               The exhibits listed on the accompanying
                           index to exhibits are filed as part of this Form 10-K Annual Report.

          (b)              Reports on Form 8-K
                           None.

                                INGERSOLL-RAND COMPANY

                            INDEX TO FINANCIAL STATEMENTS
                          AND FINANCIAL STATEMENT SCHEDULES
                                (Item 14 (a) 1 and 2)


                                                                    Form
                                                                    10-K
          Consolidated Financial Statements:
            Report of independent accountants . . . . . . . . . .      *
            Consolidated balance sheet at
              December 31, 1994 and 1993  . . . . . . . . . . . .      *
            For the years ended December 31, 1994, 1993
              and 1992:
              Consolidated statement of income  . . . . . . . . .      *
              Consolidated statement of shareowners'
                equity  . . . . . . . . . . . . . . . . . . . . .      *
              Consolidated statement of cash flows  . . . . . . .      *
            Notes to consolidated financial statements  . . . . .      *
          Selected unaudited quarterly financial data . . . . . .     14

          Financial Statement Schedule:
            Report of independent accountants on
              financial statement schedule  . . . . . . . . . . .     18
            Consolidated schedule for the years ended
              December 31, 1994, 1993 and 1992:
              Schedule II -- Valuation and Qualifying
                Accounts  . . . . . . . . . . . . . . . . . . . .     19


          * See Exhibit 13 - Ingersoll-Rand Company Annual Report to Shareowners for 1994.

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

                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULE


          To the Board of Directors and Shareowners of Ingersoll-Rand
          Company:

          Our audits of the consolidated financial statements referred to in our report dated January 31, 1995 included as part of Exhibit 13 - the Annual Report to Shareowners for 1994 of Ingersoll-Rand Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




          /S/ Price Waterhouse LLP
          PRICE WATERHOUSE LLP
          Morristown, New Jersey
          January 31, 1995





                          CONSENT OF INDEPENDENT ACCOUNTANTS


          We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-53811) and Form S-8 (Post-Effective Amendment No. 4 to No. 2-64708, No. 2-67834, No. 2-98258 and No. 33-35229)
          of Ingersoll-Rand Company of our report dated January 31, 1995 included as part of Exhibit 13 - the Annual Report to Shareowners for 1994, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on this page.




          /S/ Price Waterhouse LLP
          PRICE WATERHOUSE LLP
          Morristown, New Jersey
          March 30, 1995

                                                            SCHEDULE II



                                INGERSOLL-RAND COMPANY

                          VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                                (Amounts in thousands)



                                           Additions
                                          charged to
                              Balance at   costs and               Balance
                               beginning    expenses  Deductions    at end
          Description            of year         (*)        (**)   of year

          1994
          Doubtful accounts      $22,089     $12,636     $ 8,820   $25,905

          1993
          Doubtful accounts      $23,057     $10,218     $11,186   $22,089

          1992
          Doubtful accounts      $18,772     $12,590     $ 8,305   $23,057





          (*) "Additions" include foreign currency translation and in 1992 amounts contributed by Dresser Industries, Inc. to Ingersoll-Dresser Pump.

          (**) "Deductions" include accounts and advances written off, less recoveries.

                                INGERSOLL-RAND COMPANY
                                  INDEX TO EXHIBITS
                                     (Item 14(a))
          Description                                               Page
          3 (i) Amendment to Restated Certificate of Incorporation
          of Ingersoll-Rand Company filed May 28, 1992.
          Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December 31, 1993. (See
          pages 30-32 of the 1993 Form 10-K).                          -

          3 (ii) Restated Certificate of Incorporation of
          Ingersoll-Rand Company as amended through May 28, 1992.
          Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December 31, 1993. (See
          pages 33-60 of the 1993 Form 10-K).                          -

          3 (iii) By-Laws of Ingersoll-Rand Company, as amended
          through December 7, 1994.                                  25-38

          4 (i) Rights agreement, dated as of December 7, 1988, as amended by Amendment No. 1 thereto dated as of December 7, 1994. Incorporated by reference from Form 8-A of Ingersoll-Rand Company filed on December 12, 1988, and Form 8-A/A
          of Ingersoll-Rand Company filed December 15, 1994.           -

          4 (iii) Ingersoll-Rand Company is a party to several
          long-term debt instruments under which in each case the
          total amount of securities authorized does not exceed
          10% of the total assets of Ingersoll-Rand Company and
          its subsidiaries on a consolidated basis.  Pursuant to
          paragraph 4(iii)(A) of Item 601(b) of Regulation S-K,
          Ingersoll-Rand Company agrees to furnish a copy of such
          instruments to the Securities and Exchange Commission
          upon request.                                                -

          10 (iii) The following exhibits constitute management contracts or compensatory plans or arrangements required by Item 601 of Regulation S-K.

          10 (iii) (a) Management Incentive Unit Plan of Ingersoll-
          Rand Company.  Amendment to the Management Incentive Unit
          Plan, effective January 1, 1982.   Amendment to the
          Management Incentive Unit Plan, effective January 1, 1987. Amendment to the Management Incentive Unit Plan, effective June 3, 1987. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December 31,
          1993.  (See pages 78-92 of the 1993 Form 10-K).              -

                                INGERSOLL-RAND COMPANY
                                  INDEX TO EXHIBITS
                                     (Item 14(a))
                                     (Continued)
          Description                                               Page

          10 (iii) (b) Description of Compensation Plan for Retired
          Directors of Ingersoll-Rand Company.                       39-47

          10 (iii) (c) Form of Contingent Compensation Agreements
          with Executive Vice Presidents and Group Presidents of
          Ingersoll-Rand Company.                                    48-53

          10 (iii) (d) Description of Bonus Arrangements for
          Chairman, President and Staff Officers. Incorporated by
          reference to Form 10-K of Ingersoll-Rand Company for
          Fiscal Year Ended December 31, 1993.  (See page 100
          of the 1993 Form 10-K).                                      -

          10 (iii) (e) Form of Change of Control Arrangements with Chairman and Chief Executive Officer. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for
          Fiscal Year Ended December 31, 1993.  (See pages 101-113
          of the 1993 Form 10-K).                                      -

          10 (iii) (f) Form of Change of Control Arrangements
          with selected executive officers.  Incorporated by
          reference to Form 10-K of Ingersoll-Rand Company for
          Fiscal Year Ended December 31, 1993.  (See pages 114-126
          of the 1993 Form 10-K).                                      -

          10 (iii) (g) Executive Supplementary Retirement Plan
          for selected senior executives.  Incorporated by
          reference to Form 10-K of Ingersoll-Rand Company for
          Fiscal Year Ended December 31, 1993.  (See pages 127-132
          of the 1993 Form 10-K).                                      -

          10 (iii) (h) Incentive Stock Plan of 1985 of Ingersoll-
          Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December
          31, 1993.  (See pages 133-151 of the 1993 Form 10-K).        -

          10 (iii) (i) Forms of insurance and related letter
          agreements with certain executive officers.
          Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December 31, 1993. (See
          pages 152-160 of the 1993 Form 10-K).                        -

                                INGERSOLL-RAND COMPANY
                                  INDEX TO EXHIBITS
                                     (Item 14(a))
                                     (Continued)
          Description                                               Page

          10 (iii) (j) Incentive Stock Plan of 1990 of Ingersoll-
          Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December
          31, 1993.  (See pages 161-182 of the 1993 Form 10-K).        -

          10 (iii) (k) Restated Supplemental Pension Plan effective January 1, 1992. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December
          31, 1993.  (See pages 183-188 of the 1993 Form 10-K).        -

          10 (iii) (l) Supplemental Stock and Savings Investment
          Plan effective as of January 1, 1989.  Incorporated by
          reference to Form 10-K of Ingersoll-Rand Company for
          Fiscal Year Ended December 31, 1993.  (See pages 189-198
          of the 1993 Form 10-K).                                      -

          10 (iii) (m) Supplemental Retirement Account Plan
          effective as of January 1, 1989.  Incorporated by
          reference to Form 10-K of Ingersoll-Rand Company for
          Fiscal Year Ended December 31, 1993.  (See pages 199-206
          of the 1993 Form 10-K).                                      -

          11 (i)  Computation of Primary Earnings Per Share.         54-55

          11 (ii) Computation of Fully Diluted Earnings Per Share.   56-57

          12 Computations of Ratios of Earnings to Fixed Charges.       58

          13 Ingersoll-Rand Company Annual Report to
          Shareowners for 1994.  (Not deemed to be filed as
          part of this report except to the extent incorporated
          by reference).                                            59-120

          21 List of Subsidiaries of Ingersoll-Rand Company.       121-123

          27 Financial Data Schedule.                                  124

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

                                             Date    March 30, 1995


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                   Title                 Date

                                     Chairman, President,
                                   Chief Executive Officer
                                   and Director (Principal
          /S/ James E. Perrella       Executive Officer)    March 30, 1995
           (James E. Perrella)

                                    Senior Vice President
                                   Chief Financial Officer
                                    (Principal Financial
          /S/ Thomas F. McBride           Officer)          March 30, 1995
           (Thomas F. McBride)

                                         Controller -
                                   Accounting and Reporting
                                   (Principal Accounting
          /S/ Richard A. Spohn            Officer)          March 30, 1995
           (Richard A. Spohn)


          /S/ Donald J. Bainton           Director          March 30, 1995
           (Donald J. Bainton)


          /S/ Theodore H. Black           Director          March 30, 1995
           (Theodore H. Black)

               Signature                   Title                  Date



          /S/ Brendan T. Byrne            Director          March 30, 1995
           (Brendan T. Byrne)


          /S/ Joseph P. Flannery          Director          March 30, 1995
           (Joseph P. Flannery)


          /S/ Constance J. Horner         Director          March 30, 1995
           (Constance J. Horner)


          /S/ Alexander H. Massad         Director          March 30, 1995
           (Alexander H. Massad)


          /S/ John E. Phipps              Director          March 30, 1995
           (John E. Phipps)


          /S/ Donald E. Procknow          Director          March 30, 1995
           (Donald E. Procknow)


          /S/ Cedric E. Ritchie           Director          March 30, 1995
           (Cedric E. Ritchie)