Form 10-Q
period 1995-03-31
INGERSOLL RAND CO
filed 1995-05-10
CIK 50485

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1995
                                          or

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


     The number of shares of common stock outstanding as of April 28, 1995 was 105,628,901.







                                INGERSOLL-RAND COMPANY

                                      FORM 10-Q


                                        INDEX






     PART I.  FINANCIAL INFORMATION                                      Page

              Condensed Consolidated Balance Sheet at
              March 31, 1995 and December 31, 1994                         3

              Condensed Consolidated Income Statement for
              the three months ended March 31, 1995 and 1994               4

              Condensed Consolidated Statement of Cash Flows
              for the three months ended March 31, 1995 and 1994           5

              Notes to Condensed Consolidated Financial Statements        6-7

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8-13

              Exhibit 11 - Computations of Primary and
              Fully Diluted Earnings Per Share                           14-15




     SIGNATURES                                                            16

                            PART I.  FINANCIAL INFORMATION

                                INGERSOLL-RAND COMPANY

                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)

                                        ASSETS
                                                      MARCH 31,    DECEMBER 31,
                                                        1995           1994
     Current assets:
         Cash and cash equivalents                   $  245,178      $  207,023
         Marketable securities                            4,540           4,231
         Accounts and notes receivable, net of
            allowance for doubtful accounts             986,027         949,392
         Inventories                                    755,820         679,308
         Prepaid expenses and deferred taxes            169,063         162,933
            Total current assets                      2,160,628       2,002,887

     Investments and advances:
         Dresser-Rand Company                            75,102          90,705
         Partially-owned equity companies               193,751         173,871
                                                        268,853         264,576

     Property, plant and equipment, at cost           1,873,575       1,818,564
         Less - accumulated depreciation                892,937         859,273
            Net property, plant and equipment           980,638         959,291

     Intangible assets, net                             130,356         124,487
     Deferred income taxes                               72,616          74,480
     Other assets                                       185,522         171,200

            Total assets                             $3,798,613      $3,596,921

                                LIABILITIES AND EQUITY
     Current liabilities:
         Loans payable                               $  214,357      $  117,249
         Accounts payable and accruals                  930,834         922,828
            Total current liabilities                 1,145,191       1,040,077

     Long-term debt                                     318,226         315,850
     Postemployment liabilities                         519,294         518,297
     Ingersoll-Dresser Pump Company minority interest   159,589         154,069
     Other liabilities                                   51,604          37,286

     Shareowners' equity:
         Common stock                                   218,529         218,338
         Other shareowners' equity                    1,386,180       1,313,004
            Total shareowners' equity                 1,604,709       1,531,342

            Total liabilities and equity             $3,798,613      $3,596,921

     See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY

                       CONDENSED CONSOLIDATED INCOME STATEMENT
                       (in thousands except per share figures)




                                                          Three Months Ended
                                                               March 31,

                                                          1995          1994

        NET SALES                                   $1,185,585    $1,010,308
        Cost of goods sold                             893,111       775,924
        Administrative, selling and service
          engineering expenses                         203,277       174,257
        Operating income                                89,197        60,127
        Interest expense                                (8,964)      (11,871)
        Other income (expense), net                     (5,996)       (2,153)
        Dresser-Rand income                                300         5,700
        Ingersoll-Dresser Pump Company
          minority interest                             (2,245)          184
        Earnings before income taxes                    72,292        51,987
        Provision for income taxes                      26,025        18,975

        Net earnings                                $   46,267    $   33,012

        Average number of common
          shares outstanding                           105,566       105,402

        Net earnings per common share                   $ 0.44        $ 0.31

        Dividends per common share                      $0.185        $0.175




        See accompanying notes to condensed consolidated financial statements.

                               INGERSOLL-RAND COMPANY

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)

                                                          Three Months Ended
                                                               March 31,

                                                           1995         1994
        Cash flows from operating activities:
          Net earnings                                 $ 46,267     $ 33,012
          Adjustments to arrive at net cash
            provided by operating activities:
          Depreciation and amortization                  36,700       31,811
          Net equity earnings, net of dividends          (5,623)      (5,846)
          Minority interests in earnings                  2,534           17
          Deferred income taxes                           1,889        6,943
          Other noncash items                           (11,098)          99
          Changes in other assets and
            liabilities, net                            (76,110)     (57,396)
            Net cash (used in) provided by
              operating activities                       (5,441)       8,640

        Cash flows from investing activities:
          Capital expenditures                          (43,915)     (36,204)
          Proceeds from sales of property, plant
            and equipment                                 1,986        2,268
          Acquisitions, net of cash                     (17,262)          --
          (Increase) decrease in marketable
            securities                                     (148)         796
          Net cash advances from equity companies        21,610        9,717
          Net cash used in investing
            activities                                  (37,729)     (23,423)

        Cash flows from financing activities:
          Increase in short-term borrowings              85,856       27,990
          Proceeds from long-term debt                    2,015        1,769
          Payments of long-term debt                     (1,169)      (1,035)
          Net change in debt                             86,702       28,724
          Dividends paid                                (19,534)     (18,453)
          Other                                             950        2,284
          Net cash provided by financing
            activities                                   68,118       12,555

        Effect of exchange rate changes
        on cash and cash equivalents                     13,207        1,641

        Net increase (decrease) in cash and
          cash equivalents                               38,155         (587)
        Cash and cash equivalents -
          beginning of period                           207,023      227,993
        Cash and cash equivalents - end of period      $245,178     $227,406

        See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three months ended March 31, 1995 and 1994.

        Note 2 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in thousands):

                                                March 31,     December 31,
                                                  1995            1994

                   Raw materials and supplies  $  139,167     $    117,613
                   Work-in-process                317,690          293,023
                   Finished goods                 462,602          429,655
                                                  919,459          840,291
                   Less - LIFO reserve            163,639          160,983
                   Total                       $  755,820     $    679,308

                 Work-in-process inventories are stated after deducting customer progress payments of $25,422,000 at March 31, 1995 and $27,242,000 at December 31, 1994.

        Note 3 - The company's investment in the Dresser-Rand partnership at March 31, 1995 and December 31, 1994 was $165,724,000 and
                 $160,832,000, respectively. The company owed Dresser-Rand $90,622,000 at March 31, 1995 and $70,127,000 at December
                 31, 1994.

                 Net sales of Dresser-Rand were $204.4 million for the three months ended March 31, 1995 and $310.3 million for the three months ended March 31, 1994; and gross profit was $41.2 million and $49.1 million, respectively. Dresser-Rand's net income for the three months ended March 31, 1995 was $0.6 million, as compared to $11.6 million for the three months ended March 31, 1994.

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)



        Note 3 - Continued:

                 The summarized financial position of Dresser-Rand was as follows (in thousands):

                                                  March 31,     December 31,
                                                    1995            1994

                   Current assets                $  433,774     $    440,539
                   Property, plant and
                     equipment, net                 199,878          197,797
                   Other assets and investments      18,998           18,445
                                                    652,650          656,781

                   Deduct:
                   Current liabilities              321,706          295,048
                   Noncurrent liabilities           196,086          188,937
                                                    517,792          483,985
                   Net partners' equity
                     and advances                $  134,858     $    172,796

        Note 4 - On April 10, 1995, the company and Clark Equipment Company (Clark) announced an agreement for the company to acquire Clark in a cash merger transaction for $86 per outstanding share of Clark common stock. During the first quarter, the company had purchased 274,200 shares of Clark's outstanding stock for approximately $15 million.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS



            First quarter 1995 net sales totalled $1.2 billion, 17.3 percent higher than the amount reported for the first three months of 1994. Operating income for the first quarter totalled $89.2 million and represents a significant increase over the $60.1 million reported for the comparable 1994 quarter.

            The company reported net earnings of $46.3 million, or 44 cents per common share, for the first quarter of 1995. Net earnings for the first three months of 1994, totalled $33.0 million, or 31 cents per common share.

            The ratio of cost of goods sold to sales for the first quarter of 1995 reflects a marked improvement over 1994's first quarter ratio primarily due to the benefits of higher production rates during the two periods. The ratio of administrative, selling and service engineering expenses to sales during the first three months of the year reflects a slight improvement over last year's ratio, the result of the company's continued efforts from cost-containment programs and increased sales.

            There were no LIFO (last-in, first-out) inventory liquidations during the first quarters of 1995 and 1994.

            Other income (expense), net, aggregated $6.0 million of net expense for the three months ended March 31, 1995. This represents a $3.8 million unfavorable change from the $2.2 million of net expense reported for the first quarter of 1994. The principal reasons for this change are losses from foreign exchange activity (i.e. $7.3 million in the current quarter versus $1.1 million in the comparable 1994 quarter), somewhat offset by an increase in equity earnings from partially-owned affiliated companies.

            The company's pretax profits from its 49 percent interest in Dresser-Rand Company (a partnership between Dresser Industries, Inc. and the company) totalled $300,000 for the first quarter of 1995, compared to $5.7 million for the three months ended March 31, 1994. The reduction in earnings is attributed to substantially lower sales by Dresser-Rand for the first quarter of 1995 when compared to the prior year.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            Ingersoll-Dresser Pump Company (IDP) is a partnership between the company and Dresser in which the company owns the majority interest. The IDP minority interest represents Dresser's interest in the operating results of IDP. The first quarter of 1995 reflects a charge to the company of $2.2 million, which indicates that this joint venture generated net income at the partnership level of approximately $4.6 million during the first three months of 1995. During the first quarter of 1994, the company recorded a benefit to pretax earnings of approximately $184,000, which indicated that IDP produced a net loss at the partnership level of approximately $375,000 in the comparable 1994 period.

            Interest expense for the first three months of the year decreased by $2.9 million from the $11.9 million incurred during the first quarter of 1994. This decrease is the composite result of lower outstanding debt and benefits from the company's continuing asset management programs.

            The company's effective tax rates were 36.0 percent and 36.5 percent for the three months ended March 31, 1995 and 1994, respectively. These rates represent the company's forecast of its effective tax position for each year. The company's effective tax rate differs from the statutory rate of 35 percent mainly due to state income taxes and some foreign earnings being taxed at higher rates. The effective tax rate for the full year 1994 was 36.0 percent.

            The results for the first quarter of the year benefitted from the combination of business improvements in virtually all of the company's domestic markets including auto, construction and general industrial and a continued emphasis on cost-containment programs throughout the company. International business has generally reflected a reasonably strong increase during the first quarter of 1995 when compared to the first three months of last year. Incoming orders totalled $1,387.6 million and represents an increase of 22.0 percent over the 1994 first quarter total of $1,137.4 million. The Door Hardware Group was the only operation within the company which failed to report meaningful increases in first quarter bookings levels when compared to the first quarter of 1994. The company's backlog of orders at March 31, 1995, believed by it to be firm, was approximately $1.3 billion, which reflects an increase of $300 million over the December 31, 1994 balance. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        Liquidity and Capital Resources

            The company's financial position at March 31, 1995 did not change materially from December 31, 1994. In the first three months of 1995, working capital increased by approximately $52.6 million to $1,015.4 million at March 31, 1995 from December 31, 1994's balance of $962.8 million. The current ratio at March 31, 1995 was 1.9 to 1, which equalled the ratio at December 31, 1994.

            The company's cash and cash equivalents increased by $38.2 million during the first three months of 1995 to $245.2 million from $207.0 million at December 31, 1994. Cash flows used in operating activities for the first quarter of 1995 totalled $5.4 million, investing activities used $37.7 million and financing activities provided $68.1 million. Exchange rates during the first quarter of 1995 increased cash and cash equivalents by $13.2 million.

             Marketable securities totalled $4.5 million at March 31, 1995, $0.3 million more than the balance at December 31, 1994. The increase is due to a slight increase in marketable securities and an increase due to currency fluctuations.

            Receivables totalled $986.0 million at March 31, 1995, which represents a $36.6 million increase from the $949.4 million reported at December 31, 1994. This increase is the net effect of a strong selling period towards the end of the first quarter and the effect of foreign currency translation offset by aggressive collection efforts during the first three months of 1995.

            Inventories totalled $755.8 million at March 31, 1995, approximately $77 million higher than the December 31, 1994 level. The activity during the first quarter of 1995 represents the net effect of the normal first quarter build of domestic inventories, and higher international inventories due to the weakening of the U.S. dollar.

            Long-term debt, including current maturities, at the end of the first quarter, totalled $322.0 million, which was approximately $2.0 million higher than the year-end balance.

            The company's March 31, 1995 debt-to-capital ratio was 25/75, which reflects an increase from the 22/78 ratio at December 31, 1994.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            During the first three months of 1995, foreign currency translation adjustments resulted in a net increase of approximately $44 million in shareowners' equity, caused by the weakening of the U.S. dollar against other currencies. Currency changes in Japan, Germany, France, United Kingdom, Netherlands, Singapore and Spain accounted for virtually all of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by the currency fluctuations since year-end.

        Environmental Matters

            Environmental matters at March 31, 1995 remain substantially unchanged from December 31, 1994. The company has been identified as a potentially responsible party in environmental proceedings brought under both the federal Superfund law and state remediation laws, involving 28 sites within the United States. For all sites, there are other potentially responsible parties and in most instances, the company's involvement is minimal. Although there is a possibility that a responsible party might have to bear more than its proportional share of site clean-up costs if other responsible parties fail to make contributions, the company has not yet had, and to date there is no indication that it will have, to bear more than its proportional share of clean-up costs at any site. The company also is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities. Although uncertainties regarding environmental technology, state and federal regulations and individual site information make estimating the liability difficult, management believes that the total liability for the cost of environmental remediation will not have a material effect on the financial condition, results of operations, liquidity or cash flows of the company. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies and the company does not discount its liability or assume any insurance recoveries.

        Clark Equipment Company Acquisition

            On March 28, 1995, the company announced that it had made a proposal to acquire Clark Equipment Company (Clark) in a cash merger transaction, valued at approximately $1.3 billion (or between $75 and $77 per Clark share). On April 10, 1995, the company's board of directors announced a merger agreement between the two companies pursuant to which the company would make a tender offer for all of Clark's outstanding common stock at $86 per share for an aggregate purchase price of approximately $1.5 billion (including related expenses). On May 4, 1995, the tender offer for the Clark shares

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        was extended to the close of business on May 12, 1995 in order to allow additional time to complete the Justice Department's review of the transaction. The company has been engaged in discussions with the Justice Department and is committed to satisfactorily resolving the antitrust concerns.

            As of March 31, 1995 the company had purchased 274,200 shares of Clark's outstanding stock for approximately $15 million, which is included in the "other assets" category on the balance sheet and in acquisitions on the cash flow statement.

        Review of Business Segments

            The Standard Machinery Segment reported sales of $398.8 million for the first three months of 1995, an increase of 24.9 percent from last year's first quarter. The segment's operating income for the quarter totalled $35.3 million and represents a 54.1-percent increase over the $22.9 million reported for 1994's first quarter. The increase in sales is attributed to a double-digit improvement in both the domestic and international businesses. The Air Compressor and Construction and Mining groups reported marked improvements in their operating income margins, the result of improved operations in virtually all of their markets.

            Engineered Equipment Segment's sales for the first quarter of 1995 totalled $232.4 million, up 14.2 percent from the $203.5 million reported for the first three months of 1994. The segment reported operating income of $7.6 million for the first three months of 1995. This represents a significant improvement over the $1.8 million operating loss that the segment reported for last year's first quarter. Sales from Ingersoll-Dresser Pump Company for the first quarter of 1995 exceeded last year's comparable quarter by approximately 10 percent and operating income improved significantly over the prior year's level.

            Process Systems Group's sales and operating income during the first three months of 1995 also reflected significant improvement over the related amounts reported for the first quarter of 1994, as their pulp and paper markets continue to improve.

            The Bearings, Locks and Tools Segment reported sales of $554.4 million for the first quarter of 1995, which is 13.7 percent above last year's first quarter total of $487.6 million. Operating income totalled $55.2 million, which was 16.5 percent higher than the $47.4 million of operating income reported by the segment for the first three months of 1994.

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

            Door Hardware Group's sales and operating performance were somewhat below last year's strong first quarter results, primarily due to the negative effect of higher interest rates on the housing industry.

            The Production Equipment Group's sales and operating income increased by double digits over their prior year levels, based on the continued strength in both their domestic and international markets.

                                                      PART I - EXHIBIT 11
                                                      Page 1 of 2

                                INGERSOLL-RAND COMPANY

             COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                       (in thousands except per share figures)

                                                         Three Months Ended
                                                              March 31,
                                                           1995        1994

        PRIMARY EARNINGS PER SHARE (NOTE 1):

        Net earnings applicable to common stock        $ 46,267    $ 33,012

        Average number of common shares outstanding     105,566     105,402

        PRIMARY EARNINGS PER SHARE                        $0.44      $ 0.31

        FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)
        Net earnings for the period                    $ 46,267    $ 33,012

        Adjusted shares:
        Average number of common shares outstanding     105,566     105,402
        Number of common shares issuable
          assuming exercise under incentive
          stock plans                                       385         453
        Average number of outstanding shares,
          as adjusted for fully diluted earnings
          per share calculations                        105,951     105,855

        FULLY DILUTED EARNINGS PER SHARE                  $0.44      $ 0.31


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


                                       INGERSOLL-RAND COMPANY
                                            (Registrant)






        Date    May 10, 1995            /S/ T.F. McBride
                                       T.F. McBride, Senior Vice
                                       President & Chief Financial Officer

                                       Principal Financial Officer



        Date    May 10, 1995            /S/ R.A. Spohn
                                       R.A. Spohn, Controller -
                                       Accounting and Reporting

                                       Principal Accounting Officer