Form 10-Q
period 1995-06-30
INGERSOLL RAND CO
filed 1995-08-14
CIK 50485

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1995
                                          or

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


     The number of shares of common stock outstanding as of July 31, 1995 was 105,930,151.

                                INGERSOLL-RAND COMPANY
                                      FORM 10-Q
                                        INDEX






     PART I.  FINANCIAL INFORMATION                                      Page

              Condensed Consolidated Balance Sheet at
              June 30, 1995 and December 31, 1994                          3

              Condensed Consolidated Income Statement for the
              three and six months ended June 30, 1995 and 1994            4

              Condensed Consolidated Statement of Cash Flows
              for the six months ended June 30, 1995 and 1994              5

              Notes to Condensed Consolidated Financial Statements        6-8

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9-17

              Exhibit 11 - Computations of Primary and
              Fully Diluted Earnings Per Share                           18-19


     PART II. OTHER INFORMATION

              Item 1 - Legal Proceedings                                   20

              Item 4 - Submission of Matters to a Vote of Security
              Holders                                                      20

              Item 6 - Exhibits and Reports on Form 8-K                    21

     SIGNATURES                                                            23

                            PART I.  FINANCIAL INFORMATION
                                INGERSOLL-RAND COMPANY
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)

                                        ASSETS
                                                      JUNE 30,     DECEMBER 31,
                                                        1995           1994
     Current assets:
         Cash and cash equivalents                   $  153,449      $  207,023
         Marketable securities                            5,691           4,231
         Accounts and notes receivable, net of
            allowance for doubtful accounts           1,177,654         949,392
         Inventories                                    948,970         679,308
         Prepaid expenses and deferred taxes            271,084         162,933
            Total current assets                      2,556,848       2,002,887

     Investments and advances:
         Dresser-Rand Company                            85,186          90,705
         Partially-owned equity companies               235,118         173,871
                                                        320,304         264,576

     Property, plant and equipment, at cost           2,143,280       1,818,564
         Less - accumulated depreciation                911,153         859,273
            Net property, plant and equipment         1,232,127         959,291

     Goodwill and other intangible assets, net        1,284,056         124,487
     Deferred income taxes                              161,056          74,480
     Other assets                                       248,933         171,200

            Total assets                             $5,803,324      $3,596,921

                                LIABILITIES AND EQUITY
     Current liabilities:
         Loans payable                               $  465,261      $  117,249
         Accounts payable and accruals                1,258,245         922,828
            Total current liabilities                 1,723,506       1,040,077

     Long-term debt                                   1,287,826         315,850
     Postemployment liabilities                         849,884         518,297
     Ingersoll-Dresser Pump Company
         minority interest                              158,244         154,069
     Other liabilities                                  131,185          37,286

     Shareowners' equity:
         Common stock                                   218,820         218,338
         Other shareowners' equity                    1,433,859       1,313,004
            Total shareowners' equity                 1,652,679       1,531,342

            Total liabilities and equity             $5,803,324      $3,596,921


     See accompanying notes to condensed consolidated financial statements.



                                              INGERSOLL-RAND COMPANY
                                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                     (in thousands except per share figures)



                                                   Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                   1995          1994           1995          1994

        NET SALES                            $1,392,127    $1,143,808     $2,577,712    $2,154,116
        Cost of goods sold                    1,051,003       865,976      1,944,114     1,641,900
        Administrative, selling and service
          engineering expenses                  222,407       186,066        425,684       360,323
        Operating income                        118,717        91,766        207,914       151,893
        Interest expense                         18,065        11,734         27,029        23,605
        Other income (expense), net               4,390        (1,284)        (1,606)       (3,437)
        Dresser-Rand income                       5,000         4,300          5,300        10,000
        Ingersoll-Dresser Pump
          minority interest                      (3,109)       (1,836)        (5,354)       (1,652)
        Earnings before income taxes            106,933        81,212        179,225       133,199
        Provision for income taxes               40,288        29,643         66,313        48,618

        Net earnings                         $   66,645    $   51,569     $  112,912    $   84,581

        Average number of common
          shares outstanding                    105,664       105,469        105,618       105,432

        Net earnings per common share             $ 0.63        $ 0.49          $1.07         $0.80

        Dividends per common share                $0.185        $0.175          $0.37         $0.35



        See accompanying notes to condensed consolidated financial statements.


                                 INGERSOLL-RAND COMPANY
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)

                                                              Six Months Ended
                                                                 June 30,


                                                            1995          1994
        Cash flows from operating activities:
          Net earnings                                $  112,912       $ 84,581
          Adjustments to arrive at net cash
            provided by operating activities:
          Depreciation and amortization                   78,748         65,495
          Equity earnings/loss, net of dividends         (14,938)       (13,172)
          Loss on disposition of domestic
           paving business                                 7,100             --
          Minority interest in earnings                    7,596          2,124
          Deferred income taxes                          (14,304)         7,148
          Other noncash items                             (4,874)        (3,632)
          Changes in other assets and liabilities, net   (75,173)       (73,411)
            Net cash provided by operating activities     97,067         69,133


        Cash flows from investing activities:
          Capital expenditures                           (93,143)       (73,301)
          Proceeds from sales of property, plant
            and equipment                                 24,081          4,341
          Acquisitions, net of cash                   (1,136,476)       (22,260)
          (Increase) decrease in marketable securities      (774)         1,183
          Cash invested in or advances from
            equity companies                             (14,328)        24,090
          Net cash used in investing activities       (1,220,640)       (65,947)


        Cash flows from financing activities:
          Increase in short-term borrowings              312,600         52,312
          Proceeds from long-term debt                   802,611          2,577
          Payments of long-term debt                     (13,505)        (1,565)
          Net change in debt                           1,101,706         53,324
          Dividends paid                                 (39,079)       (36,909)
          Other                                            5,250          2,710
          Net cash provided by financing activities    1,067,877         19,125


        Effect of exchange rate changes
        on cash and cash equivalents                       2,122          6,278

        Net (decrease) increase in cash and
          cash equivalents                               (53,574)        28,589
        Cash and cash equivalents-beginning of period    207,023        227,993
        Cash and cash equivalents-end of period       $  153,449       $256,582

        See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and six months ended June 30, 1995 and 1994.

        Note 2 - On May 25, 1995, CEC Acquisition Corp. (CEC), a wholly-owned subsidiary of the company, acquired 16,553,617 shares of Clark Equipment Company (Clark) (which, together with shares already owned by the company, represented approximately 98.4 percent of the outstanding shares) for a cash price of $86 per share pursuant to an April 12, 1995 amended tender offer. Clark's business is the design, manufacture and sale of compact construction machinery, asphalt paving equipment, axles and transmissions for off-highway equipment, and golf cars and utility vehicles. On May 31, 1995, the company completed the merger of CEC with Clark. Upon consummation of the merger, Clark became a wholly-owned subsidiary of the company and the shareholders of Clark who did not tender their shares became entitled to receive $86 per share. The total purchase price for Clark was approximately $1.5 billion after taking into account amounts paid in respect of outstanding stock options, employment contracts and various transaction costs. The acquisition has been accounted for as a purchase. The purchase price was preliminarily allocated to the acquired assets and liabilities based on estimated fair values and is subject to final adjustment. The company has classified as goodwill, the costs in excess of the fair value of net assets acquired. Such excess costs are being amortized on a straight line basis over forty years. Intangible assets also represent costs allocated to patents and trademarks and other specifically identifiable assets arising from business acquisitions. These assets are amortized over their estimated useful lives.

                 The results of Clark's operations have been included in the consolidated financial statements from the acquisition date. The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1995 and 1994 reflect the acquisition as though it occurred at the beginning of the respective periods after adjustments for the impact of interest on acquisition debt, depreciation and amortization of assets, including goodwill, to reflect the preliminary purchase price allocation, and the elimination of Clark's income from discontinued operations related to its disposition of its investments in VME Group N.V. and Clark Automotive Products Corporation (in millions except per share amounts):

                 For the six months ended June 30      1995           1994
                   Sales                             $3,195         $2,757
                   Net earnings                         126             76
                   Earnings per share                 $1.19          $0.72

                                INGERSOLL-RAND COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 2 - Continued:

                 It should be noted that the company's actual results for the first half of 1995 (and the above pro forma amounts) were adversely affected by the loss on the sale of the company's domestic paving business, which was a preacquisition requirement to the Clark purchase. The above pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the respective periods. Further, the pro forma results are not intended to be a projection of future results of the combined companies, as it should be noted that the Blaw-Knox and Club Car portions of the Clark acquisition tend to concentrate the majority of their yearly operating profit during the first half of the year.

        Note 3 - The company principally uses accelerated depreciation methods for both tax and financial reporting purposes for assets placed in service prior to December 31, 1994. The company changed to the straight-line method for financial reporting purposes for assets acquired on or after January 1, 1995 while continuing to use accelerated depreciation for tax purposes. The straight-line method is the predominant method used throughout the industries in which the company operates and its adoption increases the comparability of the company's results with those of its competitors. The effect of the change on the six months ended June 30, 1995 was to increase net income by approximately $2.0 million ($0.02 per share). The effect on the three months ended March 31, 1995 was not material and accordingly, the results for that quarter have not been restated to reflect the change to the straight-line depreciation method.

        Note 4 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in thousands):

                                                 June 30,     December 31,
                                                  1995            1994

                   Raw materials and supplies  $  220,484     $    117,613
                   Work-in-process                337,945          293,023
                   Finished goods                 556,826          429,655
                                                1,115,255          840,291
                   Less - LIFO reserve            166,285          160,983
                   Total                       $  948,970     $    679,308

                 Work-in-process inventories are stated after deducting customer progress payments of $28,201,000 at June 30, 1995 and $27,242,000 at December 31, 1994.

                                INGERSOLL-RAND COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 5 - On May 15, 1995, the company sold its domestic paving equipment business to Champion Road Machinery Limited of Canada. The sale was a preacquisition requirement of the United States Justice Department prior to the Clark acquisition. The company incurred a $7.1 million pretax loss associated with this sale.

        Note 6 - The company's investment in the Dresser-Rand partnership at June 30, 1995 and December 31, 1994 was $168,130,000 and
                 $160,832,000, respectively. The company owed Dresser-Rand $82,944,000 at June 30, 1995 and $70,127,000 at December 31,
                 1994.

                 Net sales of Dresser-Rand were $452.3 million for the six months ended June 30, 1995 and $540.7 million for the six months ended June 30, 1994; and gross profit was $93.1 million and $94.6 million, respectively. Dresser-Rand's net income for the six months ended June 30, 1995 was $10.8 million and $20.4 million for the six months ended June 30, 1994.

                 The summarized financial position of Dresser-Rand was as follows (in thousands):

                                                   June 30,     December 31,
                                                    1995            1994

                   Current assets                $  448,748     $    440,539
                   Property, plant and
                     equipment, net                 214,866          197,797
                   Other assets and investments      20,500           18,445
                                                    684,114          656,781

                   Deduct:
                   Current liabilities              338,423          295,048
                   Noncurrent liabilities           197,236          188,937
                                                    535,659          483,985
                   Net partners' equity
                     and advances                $  148,455     $    172,796



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

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS



               Net sales for the second quarter of 1995 totalled $1.4 billion, representing a 21.7 percent increase over last year's second quarter. Sales for the month of June for the Clark Equipment Company (Clark), acquired May 31, 1995, are included in the company's results, since the acquisition date. Net sales excluding Clark, approximated $1.3 billion, an 11 percent increase over the 1994 second quarter. Net sales for the comparable quarter of 1994 totalled $1.1 billion. Operating income for the three months ended June 30, 1995 totalled $118.7 million, which represents a 29.3 percent increase over the $91.8 million reported for the second quarter of 1994. Operating income for the second quarter of 1995 includes the results of Clark and the loss associated with the sale of the company's domestic paving equipment business (a preacquisition requirement for the company to complete the purchase of Clark). Excluding the Clark operations and the loss on the sale of the paving business, second quarter operating income would have exceeded last year's by approximately 22 percent.

               As noted above, the company's second quarter activity was composed of two major components. First, the company reported second quarter net earnings comparable to last year's second quarter of $68.6 million, or 65 cents per common share, versus $51.6 million, or 49 cents per common share for the three months ended June 30, 1994,
        reflecting an improvement of 33 percent.   Second, net earnings from
        Clark and the loss associated with the sale of the domestic paving equipment business resulted in a net loss of $2.0 million, or two cents per share, in the quarter. The company's strong second quarter performance in its historical lines of business reflected continued strength of domestic markets, principally construction, general industrial and automotive-related industries, together with continued improvement in international results. Improved business conditions in the company's historical lines, coupled with the benefits derived through the company's continued cost-containment programs, were responsible for the second quarter improvement over the comparable 1994 period.

               There were no partial liquidations of LIFO (last-in, first-out) inventories during the second quarter of 1995 or 1994. Net gains from foreign exchange activities for the second quarter of 1995 totalled $0.4 million, less than one cent per common share, versus net losses of $1.8 million or two cents per common share for the comparable 1994 quarter.

               For the first six months of 1995, net sales amounted to $2.6 billion, a 20 percent improvement over last year's six month total. Sales for the first two quarters of the year, excluding Clark, would have exceeded last year's comparable sales by approximately 14 percent. Operating income for the first half of 1995 totalled $207.9 million, which represents a 36.9 percent increase over the $151.9

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        million reported for the comparable 1994 period. During the first six months of the year, IDP contributed approximately $12.3 million of operating income to the company's consolidated results versus approximately $6.4 million for the first half of 1994.

               The company reported net earnings of $112.9 million, or $1.07 per common share, for the first six months of 1995. Net earnings for the first half of 1994 totalled $84.6 million, or 80 cents per common share. Net earnings from Clark and the loss associated with the sale of the company's domestic paving equipment business resulted in a net loss of $2.0 million, or two cents per share, during the first six months of 1995.

               There were no partial liquidations of LIFO inventories during the first six months of 1995 or 1994. Foreign exchange losses for the first six months of 1995 decreased net earnings by $4.3 million or four cents per share as compared to net losses of $2.8 million or three cents per share for the comparable 1994 period.

               The ratio of cost of goods sold to sales for both the second quarter and first half of 1995 before considering the operating performance of Clark and the paving equipment disposition loss, improved by more than a full percentage point over the comparable periods in 1994 due to higher production rates and the continued benefits from cost containment programs. These ratios, after including Clark's operations and the loss on the sale of the paving business still reflected slight improvements over the comparable ratios in 1994. The ratio of administrative, selling and service engineering expenses to sales for both the second quarter and first six months of the year with or without Clark related activities reflected minimal change over the comparable periods in 1994.

               Other income (expense), net aggregated $4.4 million of net income for the three months ended June 30, 1995, an increase of $5.7 million over the net expense reported for 1994's second quarter. The second quarter increase in other income(expense) was attributed to lower foreign exchange losses of $2.8 million, combined with an increase in earnings from partially-owned equity companies and a reduction in miscellaneous expenses when compared to the amounts reported for the three-month period ended June 30, 1994. For the first six months of 1995, other income (expense), net totalled $1.6 million of net expense, a decrease of $1.8 million over the $3.4 million of net expense reported for the first six months of 1994. This decrease in net expense was the result of higher earnings from partially-owned equity companies of approximately $5.2 million, which was substantially offset by higher foreign currency losses of $3.4 million for the first half of the year. The other income (expense), net of the Clark units was immaterial for both periods presented.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               Ingersoll-Dresser Pump Company (IDP) is a partnership between Dresser Industries, Inc. and the company. The IDP minority interest represents Dresser's interest in the operating results of IDP.
        During the second quarter of 1995, the minority interest charge totalled $3.1 million, which indicates that IDP generated net earnings at the partnership level of approximately $6.3 million. For the first half of 1995, the minority interest charge totalled $5.4 million, which indicates that IDP generated approximately $11 million of net earnings at the partnership level for the first six months of the year. For the second quarter and first six months of 1994, the minority interest charge for IDP was $1.9 million and $1.7 million, respectively.

               The company's pretax profits for its 49 percent interest in Dresser-Rand Company (another partnership between Dresser Industries and the company) totalled $5.0 million for the second quarter of the year and $5.3 million for the first half of 1995. This compares to income of $4.3 million for the second quarter of 1994 and $10.0 million for the six months ended June 30, 1994. The second quarter increase was attributable to the recent strength in Dresser-Rand's markets, as compared to a year ago.

               Interest expense for the second quarter and first six months of 1995 was above the amounts reported in the comparable periods of 1994 by $6.4 million and $3.4 million, respectively. Interest expense for the second quarter totalled $18.1 million and was composed of $12.4 million associated with the operations of the company, including Clark and $5.7 million of interest expense associated with the cost of the Clark acquisition. Interest expense for the first six months of 1995 totalled $27.0 million and was composed of $21.3 million associated with the combined operations of the company, including Clark and $5.7 million of interest expense related to the Clark acquisition.

               The company's effective tax rates for the second quarter and first six months of 1995 were 37.7 percent and 37.0 percent, respectively. The company's effective tax rate for both the second quarter and first six months of 1994 was 36.5 percent. The company's effective tax rate differs from the statutory rate of 35 percent mainly due to the nondeductibility of goodwill associated with the Clark acquisition and the fact that Clark's effective tax rate was generally higher than Ingersoll-Rand's. In addition, the rate is also higher than the statutory rate because of state income taxes and some foreign earnings being taxed at higher rates. The effective tax rate for the full year of 1994 was 36 percent.

               The consolidated results for both the second quarter and first six months of the year benefitted from the combination of business improvements in most of the company's domestic markets (including

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        auto, construction and general industrial) and a continued emphasis on cost-containment programs throughout the company. International business has generally reflected increases during the first six months of 1995 when compared to the comparable periods in 1994. Incoming orders for the second quarter of the year totalled $1.3 billion and represents an increase of 16.8 percent over the 1994 second quarter. New orders associated with Clark totalled approximately $110 million. Second quarter bookings, excluding Clark, were up 7.3 percent and reflected strong international growth and a softening in domestic markets. The Process Systems and Bearings and Components groups were the only operations within the company which failed to report meaningful increases in second quarter bookings levels when compared to the second quarter of 1994. The company's backlog of orders at June 30, 1995, believed by it to be firm, was approximately $1.5 billion, which reflects an increase of $500 million over the December 31, 1994 balance. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.


        Property and Depreciation

               The company principally uses accelerated depreciation methods for both tax and financial reporting purposes for assets placed in service prior to December 31, 1994. The company changed to the straight-line method for financial reporting purposes for assets acquired on or after January 1, 1995, while continuing to use accelerated depreciation for tax purposes. The straight-line method is the predominant method used throughout the industries in which the company operates and its adoption increases the comparability of the company's results with those of its competitors. The effect of the change on the six months ended June 30, 1995 was to increase net income by approximately $2.0 million or $0.02 per share. The effect on the three months ended March 31, 1995 was not material and accordingly, the results for that quarter have not been restated to reflect the change to the straight-line depreciation method.


        Liquidity and Capital Resources

               The company's financial position at June 30, 1995 changed from December 31, 1994, principally due to the acquisition of Clark. In the first six months of 1995, working capital decreased by approximately $129.5 million to $833.3 million at June 30, 1995 from December 31, 1994's balance of $962.8 million. The current ratio at June 30, 1995 was 1.5 to 1, down from the 1.9 to 1 ratio at December 31, 1994.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               The company's cash and cash equivalents decreased by $53.6 million during the first six months of 1995 to $153.4 million from $207.0 million at December 31, 1994. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate changes should be considered. Cash flows from operating activities provided $97.1 million, investing activities used $1.2 billion and financing activities provided $1.1 billion. Exchange rate changes during the first six months of 1995 increased cash and cash equivalents by $2.1 million.

               Receivables totalled $1.2 billion at June 30, 1995, which represents a $228.3 million increase from the amount reported at December 31, 1994. This increase was due to the inclusion of receivables from Clark and other acquisitions of $194.1 million, a $23.1 million effect of foreign currency translation during the first six months of 1995 and the effect of a strong selling period towards the end of the second quarter, offset by aggressive collection efforts.

               Inventories totalled $949.0 million at June 30, 1995, approximately $269.7 million higher than the December 31, 1994 level. The activity during the first half of 1995 represents the effect of acquisitions of $212.9 million, the net effect of increased sales and an increase due to exchange rates on the international inventories of $20.2 million.

               Intangible assets increased approximately $1.2 billion, which came from second-quarter acquisitions. Clark had approximately $400 million in intangible assets prior to its acquisition by the company.

               Long-term debt, including current maturities, at the end of the first six months of the year, totalled $1.3 billion, which reflects the additions associated with the financing of the Clark acquisition and existing long-term debt on Clark's books when acquired.

               The company's June 30, 1995 debt-to-total capital ratio was 51 percent, which reflects a significant change from the 22 percent ratio at December 31, 1994. The reason for the change was the financing of the acquisition of Clark. At June 30, 1995, long-term debt includes approximately $973 million and short-term loans includes approximately $223 million directly related to the Clark acquisition.

               During the first six months of 1995, foreign currency adjustments resulted in a net increase of approximately $40 million in shareowners' equity, caused by the weakening of the U.S. dollar against other currencies. Currency changes in Japan, Germany,

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        France, the United Kingdom, Netherlands, Singapore and Spain accounted for over 90 percent of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by the currency fluctuations since year-end.

        Environmental Matters

               Environmental matters at June 30, 1995 remain substantially unchanged from December 31, 1994, even with the inclusion of Clark. The company has been identified as a potentially responsible party in environmental proceedings brought under both the federal Superfund law and state remediation laws, involving 39 sites within the United States. For all sites, there are other potentially responsible parties and in most instances, the company's involvement is minimal. Although there is a possibility that a responsible party might have to bear more than its proportional share of site clean-up costs, if other responsible parties fail to make contributions, the company has not yet had, and to date there is no indication that it will have, to bear more than its proportional share of clean-up costs at any site. The company also is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities. Additionally, Clark is a defendant in a lawsuit filed by the United States Environmental Protection Agency that seeks civil penalties for alleged violations of the Clean Water Act, arising out of the discharge of certain metal finishing wastewaters generated at a current manufacturing facility. Although uncertainties regarding environmental technology, state and federal regulations, insurance coverage and individual site information make estimating the liability difficult, management believes that the total liability for the cost of environmental remediation will not have a material effect on the financial condition, the results of operations, liquidity or cash flows of the company. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies and the company does not discount its liability or assume any insurance recoveries.

        Acquisitions

               On May 25, 1995, CEC Acquisition Corp. (CEC), a wholly-owned subsidiary of the company, acquired 16,553,617 shares of Clark, which, together with shares already owned by the company, represented approximately 98.4 percent of the outstanding shares, for a cash price of $86 per share pursuant to an April 12, 1995 amended tender offer. Clark's business is the design, manufacture and sale of compact construction machinery, asphalt paving equipment, axles and transmissions for off-highway equipment, and golf cars and utility vehicles. On May 31, 1995, the company completed the merger of CEC with Clark. Upon consummation of the merger, Clark became a wholly-

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        owned subsidiary of the company and the shareholders of Clark who did not tender their shares became entitled to receive $86 per share.
        The total purchase price for Clark was approximately $1.5 billion after taking into account amounts paid in respect of outstanding stock options and certain transactions. Included among the assets acquired by the company (indirectly through the acquisition of the shares of Clark) are the Melroe Company, Blaw-Knox Construction Equipment Company, Clark-Hurth Components and Club Car, Inc. Melroe products consist of skid steer loaders, compact excavators and a limited line of agricultural equipment. Blaw-Knox is one of the leading producers of asphalt paving equipment in the world. The products of the Clark-Hurth business consist of axles and transmissions for off-highway equipment. Club Car produces golf cars and light utility vehicles. The funds to consummate the acquisition came from borrowings of the company under a credit agreement. As of June 30, 1995, $300 million has been converted into long-term debt with lower interest rates. The Clark acquisition has been accounted for as a purchase and Clark's assets have been consolidated into the financial statements of the company.

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

        Contingencies

               Clark sold Clark Material Handling Company (CMHC), its forklift truck business, to Terex Corporation (Terex) in 1992. As part of the sale Terex and CMHC assumed substantially all of Clark's obligations for existing and future product liability claims involving CMHC products. In the event that Terex and CMHC fail to perform or are unable to discharge the assumed obligations, Clark would be required to discharge such obligations. While the aggregate losses associated with these obligations could be significant, the company does not believe they would materially affect the financial condition, the results of operation, liquidity or cash flows of the company.

        Review of Business Segments

                The Standard Machinery Segment reported sales of $543.5 million during the second quarter of 1995, which represents a 53.3 percent increase from the $354.5 million for the same quarter of last year. This segment includes the operating results since acquisition of all Clark operations, with the exception of the Clark-Hurth unit.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        Excluding the sales from Clark units, the second quarter sales for this segment were $449.9 million, or 26.9 percent over last year's second quarter total. Operating income for the quarter was $49.7 million and represents a 63-percent improvement over the $30.5 million reported for the three months ended June 30, 1994. Excluding the Clark operations and the loss on the sale of the company's domestic paving equipment business (a preacquisition requirement to the Clark purchase), second quarter operating income would have been $43.8 million, a 43.6 percent improvement over the $30.5 million of operating income for 1994's second quarter. For the first half of 1995, the segment's net sales totalled $942.2 million, which was 39.9 percent above the $673.6 million reported for the comparable 1994 period. Excluding the Clark operations and the loss on the sale of the company's domestic paving equipment business, operating income for the first six months of 1995 would have been $79.1 million, a
        48.4 percent improvement over the $53.3 million of operating income for 1994's first six months. Sales, operating income and operating margins in the company's traditional Construction and Mining and Air Compressor groups reflected marked improvements over the comparable 1994 figures. The increase in sales and operating income for both the second quarter and first six months of the year is attributed to stronger domestic and international markets for both construction and air compressor products.

               Engineered Equipment Segment's sales for the second quarter of the year totalled $275.6 million, which were $39.0 million higher than 1994's second quarter total of $236.6 million. This segment's activities include the operating results of the Clark-Hurth unit. Excluding the Clark-Hurth sales, second quarter sales for the segment were $245.2 million and represent a modest increase over the $236.6 million reported for the three months ended June 30, 1995. Operating income for the quarter totalled $11.1 million, a $7.3 million improvement over the $3.8 million reported for 1994's second quarter. Excluding the Clark-Hurth operating results the segment's operating income for the quarter was $9.7 million, a $5.9 million increase over last year's comparable quarter. For the first six months of 1995, the segment reported sales of $508.0 million which is 15.4 percent higher than 1994's total of $440.2 million. Operating income for the first half of 1995 was $18.6 million, as compared to $2.0 million for the comparable 1994 period. Second quarter sales for IDP are down from the amount reported for the three months ended June 30, 1994, while operating income for IDP for the period reflects a slight improvement. IDP's sales for the first six months of 1994 were slightly above the amount reported for the first half of 1994, while the operating income for the six months ended June 30, 1995 was almost double the prior year's comparable period. Process Systems Group's sales for the second quarter and the first six months of the year were above the amounts reported for the three and six months ended June 30, 1994. The group's sales for the first six months of

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        the year were approximately 39 percent above 1994's level. Process Systems Group operated at a profitable level in 1995's second quarter as compared to the break-even level for the 1994 second quarter.

               The Bearings, Locks and Tools Segment reported sales of $573.0 million for the three months ended June 30, 1995, a 3.7 percent increase over last year's second quarter total of $552.7 million. Operating income was $67.7 million, as compared to the 1994 second quarter level of $67.1 million. For the first six months of 1995, the segment reported net sales of $1.1 billion, 8.4 percent above the amount reported in the comparable period of 1994. Operating income for the first half of 1995, totalled $123.0 million compared to $114.6 million reported for the six months ended June 30, 1994.

               The Bearings and Components Group's sales in the second quarter of 1995 were approximately four percent higher than in the 1994 second quarter. Results in the group essentially mirrored last year's second quarter. Sales and operating income of the Bearings and Components Group for the six months ended June 30, 1995 were both up over nine percent.

               Product mix and a softening in housing markets negatively affected the operating results of the Door Hardware Group, which reported a single digit decline in its operating income, when compared to the amount reported for the three months ended June 30, 1994.

               The Production Equipment Group's sales and operating income for the second quarter of 1995 were above the amounts reported for the three months ended June 30, 1994. The group's results for the second quarter of 1994 were favorably affected by stronger business conditions in both their domestic and international markets, when compared to last year's second quarter.

                                                                                  PART I - EXHIBIT 11
                                                                                  Page 1 of 2
                                              INGERSOLL-RAND COMPANY
                           COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                                      (in thousands except per share figures)

                                                         Three Months Ended          Six Months Ended
                                                               June 30,                  June 30,

        PRIMARY EARNINGS PER SHARE (NOTE 1):               1995        1994         1995         1994

        Net earnings applicable to common stock        $ 66,645    $ 51,569     $112,912     $ 84,581

        Average number of common shares outstanding     105,664     105,469      105,618      105,432

        PRIMARY EARNINGS PER SHARE                        $0.63       $0.49        $1.07        $0.80

        FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)

        Net earnings for the period                    $ 66,645    $ 51,569     $112,912     $ 84,581

        Adjusted shares:
        Average number of common shares outstanding     105,664     105,469      105,618      105,432
        Number of common shares issuable
          assuming exercise under incentive
          stock plans                                       556         397          471          425
        Average number of outstanding shares,
          as adjusted for fully diluted earnings
          per share calculations                        106,220     105,866      106,089      105,857

        FULLY DILUTED EARNINGS PER SHARE                  $0.62       $0.49        $1.06        $0.80


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

                                INGERSOLL-RAND COMPANY

                             PART II. - OTHER INFORMATION


        Item 1 - Legal Proceedings

                 In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for the clean-up of 39 waste sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters, including the one discussed below, are not expected to have a material adverse affect on the results of operations, financial condition, liquidity or cash flows.

                 On October 5, 1992, the United States Environmental Protection Agency (EPA) issued a Finding of Violation and Order for Compliance (Order) which alleges that Clark has failed to comply with the pretreatment regulations promulgated pursuant to Section 306 and 307 of the Clean Water Act. The Order alleges that certain metal finishing wastewaters generated at the Clark Melroe facility in Gwinner, North Dakota were discharged into the Publicly Owned Treatment Works (POTW) operated by the City of Gwinner in violation of the applicable pretreatment regulations. The Order also alleges that Clark failed to comply with the discharge limitations for metal finishing wastewater and all related reporting requirements. Clark has taken all actions required of it under the Order.

                 On April 29, 1994, in United States of America v. Clark Equipment Company d/b/a Melroe Company, the U.S. filed suit against Clark in the United States District Court for the District of North Dakota. The complaint seeks (i) to permanently enjoin Clark to comply fully with all applicable requirements of the Act and Regulations and (ii) civil penalties against Clark of up to $25,000 per day for each violation for (a) alleged discharges of pollutants in violations of the effluent limitations contained in the pretreatment regulations, (b) a failure to submit timely and complete reports and (c) a failure to sample and analyze its regulated wastewater prior to discharge into the POTW. This case is now in the discovery phase.

        Item 4 - Submission of Matters to a Vote of Security Holders

                 At the Annual Meeting of Shareholders of the company held on April 27, 1995, in addition to electing directors and ratifying the appointment of the independent accountants, the shareholders voted as follows:

          (1) The shareholders adopted the Company's Incentive Stock Plan of 1995. The vote was 52,507,983 votes in favor of the resolution and 22,321,591 votes against.

          (2) The shareholders adopted the Company's Senior Executive Performance Plan. The vote was 65,054,829 votes in favor of the resolution and 19,021,183 votes against.

                                INGERSOLL-RAND COMPANY

                             PART II. - OTHER INFORMATION
                                     (continued)


        Item 6 - Exhibits and Reports on Form 8-K

                 a.)  Exhibits

                       The exhibits listed on the accompanying index to exhibits on page 22 are filed as part of this Form 10-Q Quarterly Report.

                 b.)   Reports on Form 8-K


                       (1) Form 8-K Current Report dated May 25, 1995 filed June 5, 1995 reported under item 2, Acquisition of Assets, and item 7, Financial Statements and Exhibits. This Form 8-K reported on the acquisition of Clark by the company and presented pro forma financial information. The Form 8-K also included the audited consolidated balance sheets of Clark at December 31, 1994 and 1993 and the consolidated statements of income and retained earnings, and cash flows for the years ended December 31, 1994, 1993 and 1992.

                       (2) Form 8-K Current Report dated June 5, 1995 filed June 7, 1995 reported under item 5, Other Events, and item 7, Exhibits. This Form 8-K reported the issuance by the company on June 9, 1995, of $150 million of 7.20% Debentures Due 2025 and $150 million of 6.48% Debentures Due 2025.

                       (3) Form 8-K/A Current Report dated May 25, 1995 filed June 15, 1995 reported under item 7, Financial Statements. The unaudited consolidated balance sheet of Clark at March 31, 1995 and the consolidated statements of income and retained earnings, and cash flows for the three months ended March 31, 1995 and 1994 were filed.

                       (4) Form 8-K Current Report dated July 17, 1995 filed July 17, 1995 reported under item 5, Other Events, and item 7, Exhibits. This Form 8-K reported that the company will from time-to-time issue its Medium-Term Notes, Series A, Due Nine Months or More from Date of Issue having an aggregate initial offering price of up to $600 million (or such greater amount if Notes are issued at an original discount as shall result in aggregate gross proceeds to the company of $600 million).

                                INGERSOLL-RAND COMPANY

                                  INDEX TO EXHIBITS
                                     (Item 6(a))





              Description                                                Page

         2    Agreement and Plan of Merger, dated as of April 9,1995
              by and among Ingersoll-Rand Company, CEC Acquisition
              Corp. and Clark Equipment Company (Incorporated by
              reference from Amendment No. 2 to Schedule 14D-1 with
              respect to the tender offer by CEC Acquisition Corp.,
              a wholly-owned subsidiary of Ingersoll-Rand Company,
              for shares of Clark Equipment Company.)                    --


        12    Computation of Ratio of Earnings to Fixed Charges          24

        18    Letter dated August 11, 1995 from Price Waterhouse LLP
              regarding change in accounting method.                     25

                                INGERSOLL-RAND COMPANY
                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INGERSOLL-RAND COMPANY
                                            (Registrant)






        Date    August 11, 1995         /S/ T.F. McBride
                                       T.F. McBride, Senior Vice
                                       President & Chief Financial Officer

                                       Principal Financial Officer



        Date    August 11, 1995         /S/ R.A. Spohn
                                       R.A. Spohn, Controller -
                                       Accounting and Reporting

                                       Principal Accounting Officer