Form 10-Q
period 1995-09-30
INGERSOLL RAND CO
filed 1995-11-14
CIK 50485

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1995
                                          or

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


     The number of shares of common stock outstanding as of October 31, 1995 was 108,906,159.



                                INGERSOLL-RAND COMPANY
                                      FORM 10-Q
                                        INDEX






     PART I.  FINANCIAL INFORMATION                                      Page

              Condensed Consolidated Balance Sheet at
              September 30, 1995 and December 31, 1994                     3

              Condensed Consolidated Income Statement for the
              three and nine months ended September 30, 1995 and 1994      4

              Condensed Consolidated Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994        5

              Notes to Condensed Consolidated Financial Statements        6-9

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10-19

              Exhibit 11 - Computations of Primary and
              Fully Diluted Earnings Per Share                           20-21


     PART II. OTHER INFORMATION

              Item 1 - Legal Proceedings                                   22


     SIGNATURES                                                            23




                            PART I.  FINANCIAL INFORMATION
                                INGERSOLL-RAND COMPANY
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in thousands)

                                        ASSETS
                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1995           1994
     Current assets:
         Cash and cash equivalents                   $  186,741      $  207,023
         Marketable securities                            9,843           4,231
         Accounts and notes receivable, net of
            allowance for doubtful accounts           1,142,847         949,392
         Inventories                                    917,707         679,308
         Prepaid expenses and deferred taxes            192,773         162,933
            Total current assets                      2,449,911       2,002,887

     Investments and advances:
         Dresser-Rand Company                            78,802          90,705
         Partially-owned equity companies               230,695         173,871
                                                        309,497         264,576

     Property, plant and equipment, at cost           2,186,774       1,818,564
         Less - accumulated depreciation                941,053         859,273
            Net property, plant and equipment         1,245,721         959,291

     Goodwill and other intangible assets, net        1,278,161         124,487
     Deferred income taxes                              161,290          74,480
     Other assets                                       218,151         171,200

            Total assets                             $5,662,731      $3,596,921

                                LIABILITIES AND EQUITY
     Current liabilities:
         Loans payable                               $  257,404      $  117,249
         Accounts payable and accruals                1,165,166         922,828
            Total current liabilities                 1,422,570       1,040,077

     Long-term debt                                   1,383,951         315,850
     Postemployment liabilities                         853,744         518,297
     Ingersoll-Dresser Pump Company
         minority interest                              154,802         154,069
     Other liabilities                                  120,743          37,286

     Shareowners' equity:
         Common stock                                   219,402         218,338
         Other shareowners' equity                    1,507,519       1,313,004
            Total shareowners' equity                 1,726,921       1,531,342

            Total liabilities and equity             $5,662,731      $3,596,921


     See accompanying notes to condensed consolidated financial statements.




                                              INGERSOLL-RAND COMPANY
                                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                     (in thousands except per share figures)


                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                   1995          1994           1995          1994

        NET SALES                            $1,521,305    $1,113,670     $4,099,017    $3,267,786
        Cost of goods sold                    1,163,112       840,171      3,107,226     2,482,071
        Administrative, selling and service
          engineering expenses                  239,099       184,534        664,783       544,857
        Operating income                        119,094        88,965        327,008       240,858
        Interest expense                         32,407        11,279         59,436        34,884
        Other income (expense), net               5,671        (5,876)         4,065        (9,313)
        Dresser-Rand income                       6,000         5,400         11,300        15,400
        Ingersoll-Dresser Pump
          minority interest                        (241)       (1,023)        (5,595)       (2,675)
        Earnings before income taxes             98,117        76,187        277,342       209,386
        Provision for income taxes               36,304        27,808        102,617        76,426

        Net earnings                         $   61,813    $   48,379     $  174,725    $  132,960

        Average number of common
          shares outstanding                    106,130       105,483        105,811       105,447

        Net earnings per common share             $ 0.58        $ 0.46          $1.65         $1.26

        Dividends per common share                $0.185        $0.185         $0.555        $0.535



        See accompanying notes to condensed consolidated financial statements.







                                 INGERSOLL-RAND COMPANY
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)

                                                             Nine Months Ended
                                                              September 30,


                                                            1995          1994
        Cash flows from operating activities:
          Net earnings                                $  174,725       $132,960
          Adjustments to arrive at net cash
            provided by operating activities:
          Depreciation and amortization                  131,876         98,551
          Equity earnings/loss, net of dividends         (27,208)       (22,295)
          Loss on disposition of domestic
           paving business                                 7,100             --
          Minority interest in earnings                    7,676          2,662
          Deferred income taxes                              (84)        13,235
          Other noncash items                                227         (7,245)
          Changes in other assets and liabilities, net  (109,827)       (18,385)
            Net cash provided by operating activities    184,485        199,483


        Cash flows from investing activities:
          Capital expenditures                          (157,906)      (109,353)
          Proceeds from sales of property, plant
            and equipment                                 13,443          4,858
          Proceeds from business dispositions                 --          2,250
          Acquisitions, net of cash                   (1,136,476)       (36,507)
          (Increase) decrease in marketable securities    (4,987)         2,404
          Cash invested in or advances from
            equity companies                              22,484         35,939
          Net cash used in investing activities       (1,263,442)      (100,409)


        Cash flows from financing activities:
          Increase in short-term borrowings              108,476         38,536
          Proceeds from long-term debt                   902,676          2,330
          Payments of long-term debt                     (16,865)       (82,951)
          Net change in debt                             994,287        (42,085)
          Proceeds from sale of treasury
            stock to LESOP                               104,328             --
          Dividends paid                                 (58,678)       (56,424)
          Other                                           13,739          2,952
          Net cash provided by financing activities    1,053,676        (95,557)


        Effect of exchange rate changes
        on cash and cash equivalents                       4,999          6,011
        Net (decrease) increase in cash and
          cash equivalents                               (20,282)         9,528

        Cash and cash equivalents-beginning of period    207,023        227,993
        Cash and cash equivalents-end of period       $  186,741       $237,521

        See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and nine months ended September 30, 1995 and 1994.

        Note 2 - On May 25, 1995, CEC Acquisition Corp. (CEC), a wholly-owned subsidiary of the company, acquired 16,553,617 shares of Clark Equipment Company (Clark) (which, together with shares already owned by the company, represented approximately 98.4 percent of the outstanding shares) for a cash price of $86 per share pursuant to an April 12, 1995 amended tender offer. Clark's business is the design, manufacture and sale of compact construction machinery, asphalt paving equipment, axles and transmissions for off-highway equipment, and golf cars and utility vehicles. On May 31, 1995, the company completed the merger of CEC with Clark. Upon consummation of the merger, Clark became a wholly-owned subsidiary of the company and the shareholders of Clark who did not tender their shares became entitled to receive $86 per share. The total purchase price for Clark was approximately $1.5 billion after taking into account amounts paid in respect of outstanding stock options, employment contracts and various transaction costs. The acquisition has been accounted for as a purchase. The purchase price was preliminarily allocated to the acquired assets and liabilities based on estimated fair values and is subject to final adjustment. The company has classified as goodwill the costs in excess of the fair value of net assets acquired. Such excess costs are being amortized on a straight line basis over forty years. Intangible assets also represent costs allocated to patents and trademarks and other specifically identifiable assets arising from business acquisitions. These assets are being amortized over their estimated useful lives.

                 The results of Clark's operations have been included in the consolidated financial statements from the acquisition date. The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1995 and 1994, reflect the acquisition as though it occurred at the beginning of the respective periods after adjustments for the impact of interest on acquisition debt, depreciation and amortization of assets, including goodwill, to reflect the preliminary purchase price allocation, and the elimination of Clark's income from discontinued operations related to its disposition of its investments in VME Group N.V. and Clark Automotive Products Corporation (in millions except per share amounts):

                 For the nine months ended September 30     1995      1994
                   Sales                                  $4,716    $4,162
                   Net earnings                              188       120
                   Earnings per share                      $1.78     $1.14

                                INGERSOLL-RAND COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 2 - Continued:

                 It should be noted that the company's actual results for the first three quarters of 1995 (and the above pro forma amounts) were adversely affected by the loss on the sale of the company's domestic paving business, which was a preacquisition requirement to the Clark purchase. The above pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the respective periods. Further, the pro forma results are not intended to be a projection of future results of the combined companies, as it should be noted that the Blaw-Knox and Club Car portions of the Clark acquisition tend to concentrate the majority of their yearly operating profit during the first half of the year.

        Note 3 - The company principally uses accelerated depreciation methods for both tax and financial reporting purposes for assets placed in service prior to December 31, 1994. The company changed to the straight-line method for financial reporting purposes for assets acquired on or after January 1, 1995 while continuing to use accelerated depreciation for tax purposes. The straight-line method is the predominant method used throughout the industries in which the company operates and its adoption increases the comparability of the company's results with those of its competitors. The effect of the change on the three and nine months ended September 30, 1995 was to increase net income by approximately $4.2 million ($0.04 per share) and $6.2 million ($0.06 per share), respectively.

        Note 4 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in thousands):

                                               September 30,  December 31,
                                                   1995           1994

                   Raw materials and supplies  $    198,386   $    117,613
                   Work-in-process                  321,000        293,023
                   Finished goods                   566,782        429,655
                                                  1,086,168        840,291
                   Less - LIFO reserve              168,461        160,983
                   Total                       $    917,707   $    679,308

                 Work-in-process inventories are stated after deducting customer progress payments of $40,352,000 at September 30, 1995 and $27,242,000 at December 31, 1994.

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

        Note 6 - On September 28, 1995, the company sold 2,878,008 shares of its Common Stock held in treasury to the Clark Equipment Company Leveraged Employee Stock Ownership Plan (the LESOP), for a price of $36.25 per share (the closing price of the Common Stock on September 27, 1995 on the New York Stock Exchange) or an aggregate of approximately $104.3 million. At September 30, 1995, approximately 2,000,000 of these shares remain unallocated and the $73 million paid by the LESOP for those unallocated shares is classified as a reduction of shareowners' equity pending allocation to participants. The unallocated shares will be allocated to participants in the LESOP (which now includes employees of the company as well as those of Clark) as provided under its terms.

        Note 7 - The company's investment in the Dresser-Rand partnership at September 30, 1995 and December 31, 1994 was $173,852,000
                 and $160,832,000, respectively. The company owed Dresser-Rand $95,050,000 at September 30, 1995 and $70,127,000 at December 31, 1994.

                 Net sales of Dresser-Rand were $749.6 million for the nine months ended September 30, 1995 and $832.0 million for the nine months ended September 30, 1994; and gross profit was $150.3 million and $143.2 million, respectively. Dresser-Rand's net income for the nine months ended September 30, 1995 was $23.1 million and $31.5 million for the nine months ended September 30, 1994.

                 The summarized financial position of Dresser-Rand was as follows (in thousands):

                                                September 30,   December 31,
                                                     1995            1994

                 Current assets                 $     447,725   $    440,539
                 Property, plant and
                   equipment, net                     229,057        197,797
                 Other assets and investments          18,426         18,445
                                                      695,208        656,781
                 Deduct:
                 Current liabilities                  354,308        295,048
                 Noncurrent liabilities               198,108        188,937
                                                      552,416        483,985
                 Net partners' equity
                   and advances                 $     142,792   $    172,796

                                INGERSOLL-RAND COMPANY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 8 - On April 11, 1994, the company acquired full ownership of the ball bearing joint venture with GMN Georg Mueller of America, Inc. The company previously owned 50% of the joint venture.

        Note 9 - On June 30, 1994, the company acquired Montabert S.A., a French manufacturer of hydraulic rock-breaking and drilling equipment, for a cash payment and the assumption of certain liabilities.

        Note 10- Effective August 4, 1994, the company acquired the Ecoair air compressor product line from MAN Gutenoffnungshutte AG (MAN GHH) of Oberhausen, Germany for approximately $10.6 million. The company also entered into a 50/50 joint venture, GHH-RAND Schraubenkompressoren GmbH & Co. KG (GHH-RAND), with MAN GHH to manufacture airends. The company invested approximately $17.6 million in GHH-RAND.




                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS


               Net sales for the third quarter of 1995 totalled $1.5 billion, representing a 36.6 percent increase over last year's third quarter total of $1.1 billion. Sales for Clark Equipment Company (Clark), acquired May 31, 1995, are included in the company's third quarter results. Net sales excluding Clark, approximated $1.2 billion, an eight percent increase over the 1994 third quarter. Operating income for the three months ended September 30, 1995 totalled $119.1 million, which represents a 33.9 percent increase over the $89.0 million reported for the third quarter of 1994. Excluding the third quarter results from the Clark operations, operating income would have exceeded last year's by approximately ten percent.

               Net earnings for the third quarter of 1995 totalled $61.8 million, or 58 cents per share, compared to $48.4 million, or 46 cents per share, for the third quarter of 1994. The current quarter's results also include the third quarter activity from Clark, which contributed $430,000 of net earnings for the quarter, after purchase accounting adjustments and interest expense on the acquisition debt. The company's strong third-quarter performance in its historical lines of business would have reflected a sharper improvement over 1994's third quarter were it not for the less than expected results from Ingersoll-Dresser Pump Company and lost revenues, due to system implementation problems, in the Door Hardware Group.

               There were no partial liquidations of LIFO (last-in, first out) inventories during the third quarter of 1995. However, partial liquidation of LIFO inventories benefitted cost of goods sold during the third quarter of 1994 by $1.6 million (approximately $1.0 million after tax or one cent per common share). Net gains from foreign exchange activity during the three months ended September 30, 1995, benefitted net earnings by $1.4 million or one cent per share.
        During 1994's third quarter, the company reported net losses from foreign exchange activity of $1.5 million, or two cents per common share.

               For the first nine months of 1995, net sales amounted to $4.1 billion, a 25.4 percent improvement over last year's nine month total. Sales for the first three quarters of the year, excluding Clark, would have exceeded last year's comparable sales level by approximately 12 percent. Operating income for the first three quarters of 1995 totalled $327.0 million, which represents a 35.8 percent increase over the $240.9 million reported for the comparable 1994 period. Operating income for the first nine months of 1995, excluding Clark, would have exceeded 1994's total by approximately 24 percent.





                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               The company reported net earnings of $174.7 million, or $1.65 per common share, for the first nine months of 1995. Net earnings for the first three quarters of 1994 totalled $133.0 million, or $1.26 per common share. Net earnings from Clark and the loss associated with the sale of the company's domestic paving equipment business resulted in a net loss of approximately $1.6 million, or two cents per share, during the first nine months of 1995.

               There were no partial liquidations of LIFO inventories during the first nine months of 1995. However, partial liquidations of LIFO inventories benefitted costs of goods sold during the first nine months of 1994 by $1.6 million (approximately $1.0 million after tax or one cent per common share). Foreign exchange losses for the first nine months of 1995 decreased net earnings by $2.9 million or three cents per share as compared to net losses of $4.4 million or five cents per share for the comparable 1994 period.

               The ratio of cost of goods sold to sales for the third quarter and first nine months of 1995 before considering the operating performance of Clark and the paving equipment disposition loss, improved by almost a full percentage point over the comparable periods in 1994 due to higher production rates and the continued benefits from cost containment programs. This ratio on a year-to-date basis, after including Clark's operations and the loss on the sale of the paving business still reflected a minor improvement over the comparable ratio in 1994. The ratio of administrative, selling and service engineering expenses to sales for both the third quarter and first nine months of the year also reflected an improvement over the comparable periods in 1994.

               Other income (expense), net aggregated $5.7 million of net income for the three months ended September 30, 1995, an increase of $11.5 million over the net expense reported for 1994's third quarter. The third quarter increase in other income (expense) was attributed to a positive change in foreign exchange activity of $3.8 million, combined with royalty and interest income, increases in earnings from partially-owned equity companies and a reduction in miscellaneous expenses when compared to the amounts reported for the three-month period ended September 30, 1994. For the first nine months of 1995, other income (expense), net totalled $4.1 million of net income, a $13.4 million increase over the $9.3 million of net expense reported for the first nine months of 1994. This favorable change is almost exclusively due to higher earnings from partially-owned equity companies. The increases and decreases from the other components of this account offset each other. The other income (expense), net of the Clark units for both the third quarter and since the acquisition, provided approximately $1.6 million and $1.8 million, respectively, of net other income to the consolidated results.


                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               Ingersoll-Dresser Pump Company (IDP) is a partnership between Dresser Industries, Inc. and the company. The IDP minority interest represents Dresser's interest in the operating results of IDP.
        During the third quarter of 1995, the minority interest charge totalled $241,000, which indicates that IDP generated net earnings at the partnership level of approximately $500,000. For the first three quarters of 1995, the minority interest charge totalled $5.6 million, which indicates that IDP generated approximately $11.5 million of net earnings at the partnership level for the first nine months of the year. For the third quarter and first nine months of 1994, the minority interest charge for IDP was $1.0 million and $2.7 million, respectively.

               The company's pretax profits for its 49 percent interest in Dresser-Rand Company (another partnership between Dresser Industries and the company) totalled $6.0 million for the third quarter of the year and $11.3 million for the first nine months of 1995. This compares to income of $5.4 million for the third quarter of 1994 and $15.4 million for the nine months ended September 30, 1994. The third quarter increase was attributable to stronger Dresser-Rand markets, as compared to a year ago.

               Interest expense for the third quarter and first nine months of 1995 was above the amounts reported in the comparable periods of 1994 by $21.1 million and $24.6 million, respectively. Interest expense for the third quarter totalled $32.4 million and was composed of $16.5 million associated with the operations of the company, including Clark, and $15.9 million of interest expense associated with the cost of the Clark acquisition. Interest expense for the first nine months of 1995 totalled $59.4 million and was composed of $37.8 million associated with the combined operations of the company, including Clark, and $21.6 million of interest expense related to the Clark acquisition.

               The company's effective tax rates for both the third quarter and first nine months of 1995 was 37.0 percent. The company's effective tax rate for both the third quarter and first nine months of 1994 was 36.5 percent. The company's effective tax rate differs from the statutory rate of 35 percent mainly due to the nondeductibility of goodwill associated with the Clark acquisition and the fact that Clark's effective tax rate was generally higher than the company's. In addition, the rate is also higher than the statutory rate because of state income taxes and some foreign earnings being taxed at higher rates. The effective tax rate for the full year of 1994 was 36 percent.





                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               The consolidated results for both the third quarter and first nine months of the year benefitted from the combination of business improvements in a number of the company's domestic markets (including auto, construction and general industrial) and a continued emphasis on cost-containment programs throughout the company. International business has generally reflected increases during the first nine months of 1995 when compared to the comparable period in 1994. Incoming orders for the third quarter of the year totalled $1.6 billion which represents an increase of 37.0 percent over the 1994 third quarter. New orders associated with Clark totalled approximately $325 million. Third quarter bookings, excluding Clark, were up 8.3 percent and reflected strong international growth and a softening in domestic markets. The Door Hardware and Bearings and Components groups were the only operations within the company which failed to report meaningful increases in third quarter bookings levels when compared to the third quarter of 1994. The company's backlog of orders at September 30, 1995, believed by it to be firm, was approximately $1.5 billion, which reflects an increase of $530 million over the December 31, 1994 balance. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

        Property and Depreciation

               The company principally uses accelerated depreciation methods for both tax and financial reporting purposes for assets placed in service prior to December 31, 1994. The company changed to the straight-line method for financial reporting purposes for assets acquired on or after January 1, 1995, while continuing to use accelerated depreciation for tax purposes. The straight-line method is the predominant method used throughout the industries in which the company operates and its adoption increases the comparability of the company's results with those of its competitors. The effect of the change on the three and nine months ended September 30, 1995 was to increase net income by approximately $4.2 million ($0.04 per share) and $6.2 million ($0.06 per share), respectively.


        Liquidity and Capital Resources

               The company's financial position at September 30, 1995 changed from December 31, 1994, principally due to the acquisition of Clark. In the first nine months of 1995, working capital increased by approximately $65 million to $1.0 billion at September 30, 1995 from the December 31, 1994 balance of $962.8 million. The current ratio at September 30, 1995 was 1.7 to 1, down from the 1.9 to 1 ratio at December 31, 1994.



                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               The company's cash and cash equivalents decreased by $20.3 million during the first nine months of 1995 to $186.7 million from $207.0 million at December 31, 1994. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate changes should be considered. Cash flows from operating activities provided $184.5 million, investing activities used $1.3 billion and financing activities provided $1.1 billion. Exchange rate changes during the first nine months of 1995 increased cash and cash equivalents by $5.0 million.

               Receivables totalled $1.1 billion at September 30, 1995, which represents a $193.5 million increase from the amount reported at December 31, 1994. This increase was due to the inclusion of receivables from Clark and other acquisitions of $194.1 million, an approximately $17 million effect of foreign currency translation during the first nine months of 1995 and the effect of a strong selling period towards the end of the third quarter, offset by aggressive collection efforts.

               Inventories totalled $917.7 million at September 30, 1995, approximately $238 million higher than the December 31, 1994 level. The activity during the first three quarters of 1995 represents the effect of acquisitions of $212.9 million, the net effect of increased sales and an increase due to exchange rates on the international inventories of approximately $12 million.

               Intangible assets increased approximately $1.2 billion, which came from second-quarter acquisitions. Clark had approximately $400 million in intangible assets prior to its acquisition by the company.

               Long-term debt, including current maturities, at the end of the first nine months of the year, totalled $1.4 billion, which reflects the additions associated with the financing of the Clark acquisition and existing long-term debt on Clark's books when acquired.

               The company's September 30, 1995 debt-to-total capital ratio was 49 percent, which reflects a significant change from the 22 percent ratio at December 31, 1994. The reason for the change was the financing of the acquisition of Clark. At September 30, 1995, long-term debt includes approximately $900 million and short-term loans include approximately $55 million directly related to the Clark acquisition.

               During the first nine months of 1995, foreign currency adjustments resulted in a net increase of approximately $32.5 million



                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        in shareowners' equity, caused by the weakening of the U.S. dollar against other currencies. Currency changes in France, Germany, Italy, India, Japan, Singapore and Spain, accounted for over 90 percent of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by the currency fluctuations since year-end.

               On September 28, 1995, the company sold 2,878,008 shares of its Common Stock held in treasury to the Clark Equipment Company Leveraged Employee Stock Ownership Plan (the LESOP), at a price of $36.25 per share (the closing price of the Common Stock on September 27, 1995 on the New York Stock Exchange) for an aggregate amount of approximately $104.3 million. At September 30, 1995, approximately 2,000,000 of these shares remain unallocated and the $73 million paid by the LESOP for those unallocated shares is classified as a reduction of shareowners' equity pending allocation to participants. The unallocated shares will be allocated to participants in the LESOP (which now includes employees of the company as well as those of Clark) as provided under its terms. The proceeds of the sale were primarily used to reduce short-term debt incurred in connection with the acquisition of Clark.

        Environmental Matters

               Environmental matters at September 30, 1995 remain substantially unchanged from December 31, 1994, even with the inclusion of Clark. The company has been identified as a potentially responsible party in environmental proceedings brought under both the federal Superfund law and state remediation laws, involving 39 sites within the United States. For all sites, there are other potentially responsible parties and in most instances, the company's involvement is minimal. Although there is a possibility that a responsible party might have to bear more than its proportional share of site clean-up costs if other responsible parties fail to make contributions, the company has not yet had, and to date there is no indication that it will have, to bear more than its proportional share of clean-up costs at any site. The company also is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities. Additionally, Clark is a defendant in a lawsuit filed by the United States Environmental Protection Agency that seeks civil penalties for alleged violations of the Clean Water Act, arising out of the discharge of certain metal finishing wastewaters generated at a current manufacturing facility. Although uncertainties regarding environmental technology, state and federal regulations, insurance coverage and individual site information make estimating the liability difficult, management believes that the total liability for the cost of environmental remediation will not have a material effect on the financial condition, the results of operations, liquidity or

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)

        cash flows of the company. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies and the company does not discount its liability or assume any insurance recoveries.


        Acquisitions

               On May 25, 1995, CEC Acquisition Corp. (CEC), a wholly-owned subsidiary of the company, acquired 16,553,617 shares of Clark, which, together with shares already owned by the company, represented approximately 98.4 percent of the outstanding shares, for a cash price of $86 per share pursuant to an April 12, 1995 amended tender offer. Clark's business is the design, manufacture and sale of compact construction machinery, asphalt paving equipment, axles and transmissions for off-highway equipment, and golf cars and utility vehicles. On May 31, 1995, the company completed the merger of CEC with Clark. Upon consummation of the merger, Clark became a wholly-owned subsidiary of the company and the shareholders of Clark who did not tender their shares became entitled to receive $86 per share.
        The total purchase price for Clark was approximately $1.5 billion after taking into account amounts paid in respect of outstanding stock options and certain transactions. Included among the assets acquired by the company (indirectly through the acquisition of the shares of Clark) are the Melroe Company, Blaw-Knox Construction Equipment Company, Clark-Hurth Components and Club Car, Inc. Melroe products consist of skid steer loaders, compact excavators and a limited line of agricultural equipment. Blaw-Knox is one of the leading producers of asphalt paving equipment in the world. The products of the Clark-Hurth business consist of axles and transmissions for off-highway equipment. Club Car produces golf cars and light utility vehicles. The funds to consummate the acquisition came from borrowings of the company under a credit agreement. As of September 30, 1995, $900 million has been converted into long-term debt with lower interest rates. The Clark acquisition has been accounted for as a purchase and Clark's assets have been consolidated into the financial statements of the company.

               On June 30, 1994, the company completed its acquisition of Montabert, S.A. (Montabert), a French manufacturer of hydraulic rock-breaking and drilling equipment. Montabert's consolidated net sales for 1993 were approximately $75 million. Montabert's consolidated assets at December 31, 1993 totalled approximately $60 million. The purchase included a cash payment from the company and the assumption of certain liabilities of Montabert.

               Effective August 4, 1994, the company acquired the Ecoair air compressor product line from MAN Gutenoffnungshutte AG (MAN GHH) of Oberhausen, Germany for approximately $10.6 million. The company also entered into a 50/50 joint venture, GHH-RAND

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)

        Schraubenkompressoren GmbH & Co. KG, with MAN GHH to manufacture airends. The company invested approximately $17.6 million in GHH-RAND.

        Contingencies

               Clark sold Clark Material Handling Company (CMHC), its forklift truck business, to Terex Corporation (Terex) in 1992. As part of the sale Terex and CMHC assumed substantially all of Clark's obligations for existing and future product liability claims involving CMHC products. In the event that Terex and CMHC fail to perform or are unable to discharge the assumed obligations, Clark would be required to discharge such obligations. While the aggregate losses associated with these obligations could be significant, the company does not believe they would materially affect the financial condition, the results of operations, liquidity or cash flows of the company.


        Review of Business Segments

               The Standard Machinery Segment reported sales of $657.7 million during the third quarter of 1995, which represents a 77.6 percent increase from the $370.3 million for the same quarter of last year. This segment includes the operating results since acquisition of all Clark operations, with the exception of the Clark-Hurth unit. Excluding the sales from Clark units, the third quarter sales for this segment were $422.5 million, or 14.1 percent over last year's third quarter total. Operating income for the quarter was $60.8 million and represents a 110 percent improvement over the $28.9 million reported for the three months ended September 30, 1994. Excluding the Clark operations, third quarter operating income would have been $36.3 million, a 25.6 percent improvement over the $28.9 million of operating income for 1994's third quarter. For the first three quarters of 1995, the segment's net sales totalled $1.6 billion, which was 53.3 percent above the $1.0 billion reported for the comparable 1994 period. Operating income for the nine months ended September 30, 1995 totalled $145.8 million, which is 77.2 percent over the $82.3 million reported for the comparable 1994 period. Excluding the sales from the Clark units, the 1995 nine month sales figure for this segment would have been approximately $1.3 billion, reflecting an 21.8 percent improvement over 1994's level. Excluding the Clark operations and the loss on the sale of the company's domestic paving equipment business, operating income for the first nine months of 1995 would have been $107.5 million, a
        30.6 percent improvement over the $82.3 million of operating income for 1994's first nine months. Sales and operating income in the company's traditional Construction and Mining and Air Compressor groups reflected marked improvements over the comparable 1994 figures. The increase in sales and operating income for both the

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        third quarter and first nine months of the year is attributed to stronger domestic and international markets for both construction and air compressor products.

               Engineered Equipment Segment's sales for the third quarter of the year totalled $332.7 million, which were 59.3 percent higher than 1994's third quarter total of $208.8 million. This segment's activities include the operating results of the Clark-Hurth unit. Excluding the Clark-Hurth sales, third quarter sales for the segment were $249.3 million and represent a 19.4 percent increase over the $208.8 million reported for the three months ended September 30, 1994. Operating income for the quarter totalled $6.9 million, a $1.8 million improvement over the $5.1 million reported for 1994's third quarter. Excluding the Clark-Hurth operating results, the segment's operating income for the quarter was $6.7 million, a 31.4 percent increase over last year's comparable quarter. For the first nine months of 1995, the segment reported sales of $840.7 million which is
        29.5 percent higher than 1994's total of $649.0 million. Operating income for the first three quarters of 1995 was $25.5 million, as compared to $7.0 million for the comparable 1994 period. Excluding Clark-Hurth's results, sales for the first nine months of the year exceeded the prior year's level by 12 percent and operating income was more than triple the amount reported for the first three quarters of 1994. Third quarter sales for IDP exceeded the amount reported for the three months ended September 30, 1994, while operating income for IDP for the period reflected a marked decline from 1994's third quarter. IDP's sales for the first nine months of 1995 were above the amount reported for the first three quarters of 1994, while the operating income for the nine months ended September 30, 1995 was approximately 50 percent above the prior year's comparable period. Process Systems Group's sales for the third quarter and the first nine months of the year were significantly above the amounts reported for the three and nine months ended September 30, 1994.

               The Bearings, Locks and Tools Segment reported sales of $530.9 million for the three months ended September 30, 1995, which approximated last year's third quarter total of $534.6 million. Operating income was $63.8 million, as compared to the 1994 third quarter level of $63.4 million. For the first nine months of 1995, the segment reported net sales of $1.7 billion, 5.3 percent above the amount reported in the comparable period of 1994. Operating income for the first three quarters of 1995, totalled $186.8 million compared to $178.0 million reported for the nine months ended September 30, 1994.

               The Bearings and Components Group's sales in the third quarter of 1995 were slightly higher than last year's third quarter.
        However, the group's operating income reflected a marked improvement over the amount reported for the third quarter of 1994. Sales and

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        operating income of the Bearings and Components Group for the nine months ended September 30, 1995 both reflected improvements over 1994's levels.

               Door Hardware Group's sales and operating income for both the third quarter and nine months ended September 30, 1995 were below the amounts reported for the comparable 1994 periods. This decline is attributed to unexpected systems integration problems at the Lock Division during the third quarter. The company believes that these systems problems have been successfully identified and addressed.

               The Production Equipment Group's sales and operating income for the third quarter of 1995 were above the amounts reported for the three months ended September 30, 1994. The group's results for the third quarter of 1994 were favorably affected by stronger business conditions in both their domestic and international markets, when compared to last year's third quarter.


                                                                                  PART I - EXHIBIT 11
                                                                                  Page 1 of 2
                                              INGERSOLL-RAND COMPANY
                           COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                                      (in thousands except per share figures)

                                                         Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
        PRIMARY EARNINGS PER SHARE (NOTE 1):               1995        1994         1995         1994

        Net earnings applicable to common stock        $ 61,813    $ 48,379     $174,725     $132,960

        Average number of common shares outstanding     106,130     105,483      105,811      105,447

        PRIMARY EARNINGS PER SHARE                        $0.58       $0.46        $1.65        $1.26

        FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)

        Net earnings for the period                    $ 61,813    $ 48,379     $174,725     $132,960

        Adjusted shares:
        Average number of common shares outstanding     106,130     105,483      105,811      105,447
        Number of common shares issuable
          assuming exercise under incentive
          stock plans                                       566         616          503          489
        Average number of outstanding shares,
          as adjusted for fully diluted earnings
          per share calculations                        106,696     106,099      106,314      105,936

        FULLY DILUTED EARNINGS PER SHARE                  $0.58       $0.46        $1.64        $1.26


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

                 On April 29, 1994, in United States of America v. Clark Equipment Company d/b/a Melroe Company, the U.S. filed suit against Clark in the United States District Court for the District of North Dakota. The complaint seeks (i) to permanently enjoin Clark to comply fully with all applicable requirements of the Act and Regulations and (ii) civil penalties against Clark of up to $25,000 per day for each violation for (a) alleged discharges of pollutants in violations of the effluent limitations contained in the pretreatment regulations, (b) a failure to submit timely and complete reports and (c) a failure to sample and analyze its regulated wastewater prior to discharge into the POTW. This case is now awaiting trial.


                                INGERSOLL-RAND COMPANY
                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INGERSOLL-RAND COMPANY
                                            (Registrant)






        Date   November 14, 1995        /S/ T.F. McBride
                                       T.F. McBride, Senior Vice
                                       President & Chief Financial Officer

                                       Principal Financial Officer



        Date   November 14, 1995        /S/ R.A. Spohn
                                       R.A. Spohn, Controller -
                                       Accounting and Reporting

                                       Principal Accounting Officer




