Form 10-K
period 1995-12-31
INGERSOLL RAND CO
filed 1996-03-29
CIK 50485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

           X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1995
                                          or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

          The aggregate market value of common stock held by nonaffiliates on March 13, 1996 was $4,521,289,143 based on the closing price of such stock on the New York Stock Exchange. This includes the shares owned by the Registrant's Leveraged Employee Stock Ownership Plan.


          The number of shares of common stock outstanding as of March 13, 1996 was 109,064,532.


                         DOCUMENTS INCORPORATED BY REFERENCE
            Annual Report to Shareowners for fiscal year ended December 31, 1995. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report, the 1995 Annual Report to Shareowners is not to be deemed filed as part of this report.
            Proxy Statement for Annual Meeting of Shareholders to be held on April 26, 1996. See Part III of this Form 10-K Annual Report for portions incorporated by reference. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year).

                                        PART I
          Item 1.   BUSINESS
                  Ingersoll-Rand Company (the company) was organized in 1905 under the laws of the State of New Jersey as a consolidation of Ingersoll-Sergeant Drill Company and the Rand Drill Company, whose businesses were established in the early 1870's. Over the years, the company has supplemented its original business, which consisted primarily of the manufacture and sale of rock drilling equipment, with additional products which have been developed internally or obtained through acquisition.

                  The following acquisitions have been accounted for as purchases and, accordingly, each purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values. The results of operations since the dates of acquisition are included in the consolidated financial statements.

          o In August 1993, the company acquired the Kunsebeck, Germany, needle and cylindrical bearing business of FAG Kugelfischer Georg Schafer AG of Schweinfurt, Germany, for $42.5 million in cash.

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

          o In May 1995, the company acquired Clark Equipment Company (Clark) for approximately $1.5 billion in cash. Clark's business is the design, manufacture and sale of skid-steer loaders, compact excavators, agricultural equipment, asphalt paving equipment, transmissions for off-highway equipment, golf cars and light utility vehicles.

          o On January 31, 1996, the company acquired the Steelcraft Division of MascoTech, Inc. Steelcraft manufactures a wide range of cold-rolled and galvanized steel doors for use primarily in nonresidential construction.

                  Dispositions that the company has made in recent years are as follows:

          o The company sold the assets of several small business units in 1993, as well as substantially all of the assets of its coal-mining machinery and aerospace bearings businesses for $55.5 million in cash.

          o In 1994, the assets of the Ingersoll-Dresser Pump Company (IDP) Australian operations were sold in return for shares of the purchaser. The company and Dresser Industries sold IRI International Corporation, a 50/50 joint venture that is a manufacturer of mobile drilling rigs, to a third party.

          o In May 1995, the company sold the domestic paving equipment business to Champion Road Machinery Limited of Canada. The sale was a preacquisition requirement, in order to satisfy concerns of the United States Justice Department, prior to the Clark acquisition. The company incurred a $7.1 million pretax loss associated with this sale.

          o On March 27, 1996, the company sold the assets of the Pulp Machinery Division to Beloit Corporation, a subsidiary of Harnischfeger Industries, Inc. The sales price is in excess of the book value of the assets.

          Products
                  The company manufactures and sells primarily nonelectrical machinery and equipment. Principal products include the following:

          Abrasive blasting and recovery     Foundation drills
             systems                         Golf cars
          Agricultural sprayers              Hoists
          Air compressors                    Industrial pumps
          Air dryers                         Lubrication equipment
          Air logic controls                 Material handling equipment
          Air motors                         Monitoring drills
          Air tools                          Needle roller bearings
          Architectural hardware trim        Paving equipment
          Asphalt compactors                 Pellet mills
          Automated-parts finishing          Pneumatic cylinders
            systems                          Pneumatic valves
          Automated production systems       Portable compressors
          Automotive components              Portable generators
          Axles                              Portable light towers
          Ball bearings                      Road-building machinery
          Blasthole drills                   Rock drills
          Compact hydraulic excavators       Roller bearings
          Construction equipment             Rotary drills
          Diaphragm pumps                    Rough-terrain forklifts
          Door closers                       Skid-steer loaders
          Door hardware                      Soil compactors
          Door locks                         Spray-coating systems
          Emergency exit devices             Transmissions
          Engineered pumps                   Utility vehicles
          Engine-starting systems            Waterjet-cutting systems
          Extrusion systems                  Water well drills
          Fluid-handling equipment           Winches
          Feed-processing equipment

                  These products are sold primarily under the company's name and also under other names including Torrington, Fafnir, Klemm, Schlage, CPM, LCN Closers, Von Duprin, Aro, ABG, Ingersoll-Dresser Pumps, Pacific, Worthington, Jeumont-Schneider Pumps, Pleuger, Blaw-Knox, Melroe, Club Car and Clark-Hurth.

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

                  Club Car's peak sales of golf cars occur during the months of February through June when units are shipped to golf clubs at the beginning of their golf season. Warm weather states, such as California and Florida, have golf seasons beginning in the fall which stimulate fleet and retail sales during the fall. Sales of Club Car's utility vehicle products occur year-round but are heavier in the spring.

                  Additional information on the company's business and financial information about industry segments is presented in footnote 15 to the Consolidated Financial Statements of the company included in the company's Annual Report to Shareowners for 1995, incorporated by reference in this Form 10-K Annual Report.

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

          Competitive Conditions
                  The company's products are sold in highly competitive markets throughout the world against products produced by both foreign and domestic corporations. The principal methods of competition in these markets relate to price, quality and service. The company believes that it is one of the leading manufacturers in the world of a broad line of air compression systems, anti-friction bearings, construction equipment, air tools, pumps (through the IDP joint venture), golf cars and utility vehicles. In addition, the company believes it is a leading supplier in domestic markets for locks, other door hardware products, skid-steer loaders and asphalt paving equipment.

          International Operations
                  Sales to customers outside the United States, including domestic sales for export, accounted for approximately 44 percent of the consolidated net sales in 1995. Information as to operating income by geographic area is set forth in footnote 15 to the Consolidated Financial Statements of the company included in the company's Annual Report to Shareowners for 1995, incorporated by reference in this Form 10-K Annual Report. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the company's international operations.

          Raw Materials
                  The company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the company's products are purchased from numerous suppliers, and the company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

          Backlog
                  The company's approximate backlog of orders at December 31, 1995, believed by it to be firm, was $389 million for the Standard Machinery Segment, $636 million for the Engineered Equipment Segment and $564 million for the Bearings, Locks and Tools Segment as compared to $176 million, $395 million and $438 million, respectively, at December 31, 1994. These backlog figures are based on orders received. While the major portion of the company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead time and are often subject to revision, deferral, cancellation or termination. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

          Research, Engineering and Development
                  The company maintains extensive research, engineering and development facilities for experimenting, testing and developing high quality products. The company employs approximately 1,700 professional employees for its research, engineering and development activities. The company spent $190 million in 1995, $155 million in 1994 and $150 million in 1993 on research, engineering and development.

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

          Environmental Matters
                  The company is subject to extensive environmental laws and regulations. We believe that the company, as well as industry in general, will be faced with increasingly stringent laws and regulations in the future. As a result, the company has been and continues to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the company currently is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities, including the facilities added through the Clark acquisition.

                  During 1995, the company spent approximately $6 million on capital projects for pollution abatement and control and an additional $8 million for environmental remediation expenditures, including operation and maintenance of existing environmental programs. It should be noted that these amounts are difficult to estimate because environmental improvements are generally intertwined with the overall improvement costs at a particular plant, and the accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

                  The company is a party to environmental lawsuits and claims. It has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities, and is identified as a potentially responsible party (PRP) for cleanup costs at approximately 41 federal Superfund and state remediation sites (including Clark-acquired PRP locations). For all sites there are other PRPs and in most instances, the company's site involvement is minimal. While all PRPs may be jointly and severally liable to pay all site investigation and remediation costs, to date there is no indication the company will be liable for more than the costs of its own percentage of responsibility at any site. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

                  Although uncertainties regarding environmental technology, state and federal laws and regulations and individual site information make estimating the liability difficult, management believes that the total liability for the cost of remediation and environmental lawsuits and claims will not have a material effect on the financial condition, results of operations, liquidity or cash flows of the company for any year. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies and the company does not discount its liability or assume any insurance recoveries.

          Employees
                  There are approximately 41,100 employees of the company throughout the world, of whom approximately 28,600 work in the United States and 12,500 in foreign countries. Approximately 32 percent of the company's United States production and maintenance employees, who work in 11 plants, are represented by 5 unions.
          The company believes relations with its employees are satisfactory.

          Item 2.   PROPERTIES
                  The company's executive offices are located at Woodcliff Lake, New Jersey. Manufacturing and assembly operations are conducted in 51 plants in the United States; 6 plants in Canada; 32 plants in Europe; 7 plants in Asia; 5 plants in Latin
          America and 1 plant in Africa. The company also maintains various warehouses, offices and repair centers in the United States, Canada and abroad.

                  Substantially all plant facilities are owned by the company and the remainder are under long-term lease. The company believes that its plants and equipment have been well-maintained and are generally in good condition. The company has several closed facilities that it is actively marketing with the intent of selling them at their net realizable value.

                  The operating segments for which the facilities are primarily used are as described below. Facilities that produce products in several operating segments are classified by the products which they primarily manufacture. Facilities under long-term lease are included below and are not significant to each operating segment's total number of plants or square footage.

          Standard Machinery
                  This segment's products include machinery regularly used in general manufacturing and in industries such as mining and construction. Products range from blasthole drills used in mining and construction, small air compressors found worldwide in auto service stations, skid-steer loaders and golf cars. The segment is aligned into five operating groups: Air Compressor, Construction and Mining, Melroe, Club Car and Mining Machinery (which was sold in 1993). The segment's manufacturing locations are as follows:
                                                         Approximate
                                    Number of Plants    Square Footage

                  Domestic                 11              3,321,000
                  International            13              2,338,000

                          Total            24              5,659,000

          Engineered Equipment
                  The products manufactured by this segment are predominantly designed for specific customer applications. The segment's diverse product line includes pumps, liquid/solid separation, densification machinery and axles and transmissions for off-highway vehicles. The segment is organized into three operating groups: Pump, Process Systems (a portion of which was sold in 1996) and Clark-Hurth. The segment's manufacturing facilities are as follows:

                                                         Approximate
                                    Number of Plants    Square Footage

                  Domestic                 12              2,969,000
                  International            23              3,081,000

                          Total            35              6,050,000

          Bearings, Locks and Tools
                  This segment primarily serves the automotive, capital goods, energy and construction industries. Products in this segment include bearings for specialized and industrial application, locks and door hardware for residential and commercial buildings, air tools for industrial use, air winches, hoists and engine starting systems, and automated production systems for transportation equipment manufacturers. There are three operating groups in this segment: Bearings and Components Group, Production Equipment Group and Architectural Hardware Group (formerly known as Door Hardware Group). The segment's manufacturing facilities are as follows:
                                                         Approximate
                                    Number of Plants    Square Footage

                  Domestic                 28              6,288,000
                  International            15              1,683,000

                          Total            43              7,971,000


          Item 3.   LEGAL PROCEEDINGS
                  In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for the cleanup of approximately 41 waste sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters, including the one discussed below, are not expected to have a material adverse affect on the results of operations, financial condition, liquidity or cash flows.

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



          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December 31, 1995.

          The following information is included in accordance with the provision of Part III, Item 10.
                                  Date of
                                 Service as    Principal Occupation and
                                an Executive   Other Information
          Name and Age            Officer      for Past Five Years
          James E. Perrella(60)     5/4/77     Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer,
                                                 Director (President and
                                                 Director, 1992 - 1993;
                                                 Executive Vice President,
                                                 1982 - 1992)
          J. Frank Travis(60)       2/7/90     Executive Vice President
                                                 (Executive Vice President
                                                 and President of the
                                                 Production Equipment
                                                 Group, 1993 - 1995; Vice
                                                 President and President
                                                 of the Bearings and
                                                 Components Group, 1992 -
                                                 1993; President of the Air
                                                 Compressor Group, 1989 -
                                                 1992)
          Thomas F. McBride(60)     9/5/79     Senior Vice President and
                                                 Chief Financial Officer
                                                 (Senior Vice President
                                                 and Comptroller, 1992 -
                                                 1993; Vice President and
                                                 Comptroller, 1981 - 1992)
          William J. Armstrong(54)  8/3/83     Vice President and Treasurer
          Paul L. Bergren(46)      12/2/92     Vice President, President
                                                 of the Air Compressor
                                                 Group, and President of
                                                 Ingersoll-Rand Europe
                                                 (Vice President and
                                                 General Manager -
                                                 Centrifugal Compressor
                                                 Division, 1989 - 1992)
          Frederick W. Hadfield(59) 8/1/79     Vice President and President
                                                 of IDP (Vice President,
                                                 1979 - 1994)
          Brian D. Jellison(50)     2/7/96     Vice President and President
                                                 of the Architectural
                                                 Hardware Group (President
                                                 of the Door Hardware
                                                 Group, 1994 - 1995;
                                                 President, Von Duprin,
                                                 1988 - 1994)

                                  Date of
                                 Service as    Principal Occupation and
                                an Executive   Other Information
          Name and Age            Officer      for Past Five Years
          Daniel E. Kletter(57)     2/7/90     Vice President (Vice
                                                 President and President of
                                                 the Construction and
                                                 Mining Group, 1989 - 1994)
          Patricia Nachtigal(49)   11/2/88     Vice President and General
                                                 Counsel (Secretary and
                                                 Managing Attorney, 1988 -
                                                 1991)
          Allen M. Nixon(55)        2/1/95     Vice President and President
                                                 of Bearing and Components
                                                 Group (Vice President and
                                                 General Manager Torrington
                                                 Needle Bearings Division,
                                                 1983 - 1994)
          James R. O'Dell(57)      12/3/88     Vice President
          Nicholas J. Pishotti(55) 4/10/95     Vice President and Vice
                                                 President Strategic
                                                 Sourcing (General Manager,
                                                 Aircraft Engine Sourcing
                                                 Department, General
                                                 Electric Company, 1988 -
                                                 1995)
          Larry H. Pitsch(55)       2/7/90     Vice President and President
                                                 of the Process Systems
                                                 Group
          Donald H. Rice(51)        2/1/95     Vice President (Executive
                                                 Director - Human Resources
                                                 1994; Vice President,
                                                 Human Resources - Bearings
                                                 and Components Group, 1988
                                                 - 1993)
          Gerald E. Swimmer(51)     5/1/82     Vice President
          R. Barry Uber(50)         2/7/90     Vice President and President
                                                 of the Construction and
                                                 Mining Group (Vice
                                                 President and President of
                                                 the Production Equipment
                                                 Group, 1990 - 1994)
          Ronald G. Heller(49)      2/6/91     Secretary and Assistant
                                                 General Counsel (Assistant
                                                 General Counsel, 1988 -
                                                 1991)

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

                                                  Common Stock
                                       High            Low       Dividend
          1995
          First quarter            $34            $28  3/8          $.185
          Second quarter            39  3/8        32  5/8           .185
          Third quarter             42  3/8        35  5/8           .185
          Fourth quarter            38  5/8        33  5/8           .185

                                       High            Low       Dividend

          1994
          First quarter            $41  5/8       $34  5/8          $.175
          Second quarter            38  7/8        32  3/4           .175
          Third quarter             38  3/4        34  3/8           .185
          Fourth quarter            36  1/4        29  1/2           .185

                  The Bank of New York (Church Street Station, P.O. Box 11258, New York, NY 10286-1258, (800)524-4458) is the transfer agent, registrar and dividend reinvestment agent.

                  There are no significant restrictions on the payment of dividends. The approximate number of record holders of common stock as of March 13, 1996 was 13,706.

          Item 6.   SELECTED FINANCIAL DATA
                  Selected financial data for the five years ended December
          31, 1995, is as follows (in millions except per share amounts):

    December 31               1995        1994        1993        1992       1991

    Net sales             $5,729.0    $4,507.5    $4,021.1    $3,783.8   $3,586.2

    Net earnings (loss)      270.3       211.1       142.5      (234.4)     150.6

    Total assets           5,563.3     3,596.9     3,375.3     3,387.6    2,979.6

    Long-term debt         1,304.4       315.9       314.1       355.6      375.8

    Shareowners' equity    1,795.5     1,531.3     1,349.8     1,293.4    1,633.1

    Earnings (loss) per
      common share           $2.55       $2.00       $1.36      $(2.25)     $1.45

    Dividends per
      common share            0.74        0.72        0.70        0.69       0.66

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Management's discussion and analysis of financial condition and results of operations is included as Financial Review and Management Analysis in Exhibit 13 - the Annual Report to Shareowners for 1995 and is incorporated by reference in this Form 10-K Annual Report.

          Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  The following financial statements and supplementary financial information included in the accompanying Annual Report to Shareowners for 1995 are incorporated by reference in this Form 10-K Annual Report:

                  (a) The consolidated financial statements and the report thereon of Price Waterhouse LLP dated February 6, 1996, are included as Exhibit 13 - the Annual Report to Shareowners (excluding the Financial Review and Management Analysis) for 1995.

                  (b) The unaudited quarterly financial data for the two-year period ended December 31, 1995, is as follows (in millions except per share amounts):

                                                                      Earnings
                                                                           per
                            Net      Cost of   Operating        Net     common
     1995                 sales   goods sold      income   earnings      share

     First quarter     $1,185.6     $  893.1      $ 89.2    $  46.3      $0.44
     Second quarter     1,392.1      1,051.0       118.7       66.6       0.63
     Third quarter      1,521.3      1,163.2       119.1       61.8       0.58
     Fourth quarter     1,630.0      1,202.9       170.0       95.6       0.90
       Year 1995       $5,729.0     $4,310.2      $497.0     $270.3      $2.55

     1994

     First quarter     $1,010.3     $  775.9      $ 60.1     $ 33.0      $0.31
     Second quarter     1,143.8        866.0        91.8       51.5       0.49
     Third quarter      1,113.7        840.2        89.0       48.4       0.46
     Fourth quarter     1,239.7        895.0       136.1       78.2       0.74
       Year 1994       $4,507.5     $3,377.1      $377.0     $211.1      $2.00



          o The reductions in LIFO inventory quantities increased net earnings per share by $0.02 in the fourth quarter of 1995 and $0.01 and $0.06 in the third and fourth quarters of 1994, respectively.

          o The second, third and fourth quarters of 1995 include the results of Clark Equipment Company (see Note 2 of the Consolidated Financial Statements).


          Item 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  None.

                                       PART III

          Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  The information required by Item 10 is (i) incorporated by reference in this Form 10-K Annual Report from pages 1 through 6 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 1996, and (ii) included in Part I on pages 12 and 13 of this Form 10-K Annual Report.

          Item 11.  EXECUTIVE COMPENSATION
                  Information on executive compensation is incorporated by reference in this Form 10-K Annual Report from pages 6 through 15 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 1996.

          Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT
                  Information on security ownership of directors and nominees, directors and officers as a group and certain beneficial owners is incorporated by reference in this Form 10-K Annual Report on pages 4 and 5 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 1996.

          Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Information required by Item 13 is incorporated by reference in this Form 10-K Annual Report from page 15 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 1996.

                                       PART IV

          Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

          (a) 1. and 2.    Financial statements and financial statement
                           schedules
                               The financial statements, together with the
                           report thereon of Price Waterhouse LLP dated
                           February 6, 1996, included as Exhibit 13
                           (excluding Financial Review and Management
                           Analysis) and the unaudited quarterly financial data included in Part II Item 8(b) are incorporated by reference in this Form 10-K
                           Annual Report. The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual Report to Shareowners for 1995.

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

          (b)              Reports on Form 8-K
                           None.

                                INGERSOLL-RAND COMPANY

                            INDEX TO FINANCIAL STATEMENTS
                          AND FINANCIAL STATEMENT SCHEDULES
                                (Item 14 (a) 1 and 2)


                                                                    Form
                                                                    10-K
          Consolidated Financial Statements:
            Report of independent accountants . . . . . . . . . .      *
            Consolidated balance sheet at
              December 31, 1995 and 1994  . . . . . . . . . . . .      *
            For the years ended December 31, 1995, 1994
              and 1993:
              Consolidated statement of income  . . . . . . . . .      *
              Consolidated statement of shareowners'
                equity  . . . . . . . . . . . . . . . . . . . . .      *
              Consolidated statement of cash flows  . . . . . . .      *
            Notes to consolidated financial statements  . . . . .      *
          Selected unaudited quarterly financial data . . . . . .     16

          Financial Statement Schedule:
            Report of independent accountants on
              financial statement schedule  . . . . . . . . . . .     20
            Consolidated schedule for the years ended
              December 31, 1995, 1994 and 1993:
              Schedule II -- Valuation and Qualifying
                Accounts  . . . . . . . . . . . . . . . . . . . .     21


          * See Exhibit 13 - Ingersoll-Rand Company Annual Report to Shareowners for 1995.

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

                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULE


          To the Board of Directors of Ingersoll-Rand Company:

          Our audits of the consolidated financial statements referred to in our report dated February 6, 1996 included as part of Exhibit 13 - the Annual Report to Shareowners for 1995 of Ingersoll-Rand Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




          /S/ Price Waterhouse LLP
          PRICE WATERHOUSE LLP
          Morristown, New Jersey
          February 6, 1996





                          CONSENT OF INDEPENDENT ACCOUNTANTS


          We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-60249) and to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-00829, No. 33-35229, No. 2-98258 and Post-Effective Amendment No. 4 to No. 2-64708) of Ingersoll-Rand Company of our report dated February 6, 1996 included as part of Exhibit 13 - the Annual Report to Shareowners for 1995, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on this page.




          /S/ Price Waterhouse LLP
          PRICE WATERHOUSE LLP
          Morristown, New Jersey
          March 29, 1996

                                                            SCHEDULE II



                                INGERSOLL-RAND COMPANY

                          VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                                (Amounts in millions)



                                           Additions
                                          charged to
                              Balance at   costs and               Balance
                               beginning    expenses  Deductions    at end
          Description            of year         (*)        (**)   of year

          1995
          Doubtful accounts        $25.9       $17.8       $ 5.4     $38.3

          1994
          Doubtful accounts        $22.1       $12.6       $ 8.8     $25.9

          1993
          Doubtful accounts        $23.1       $10.2       $11.2     $22.1






          (*)    "Additions" include foreign currency translation.

          (**) "Deductions" include accounts and advances written off, less recoveries.

                                INGERSOLL-RAND COMPANY
                                  INDEX TO EXHIBITS
                                     (Item 14(a))
          Description                                               Page

          2  Agreement and Plan of Merger, dated as of April 9,
          1995 by and among Ingersoll-Rand Company, CEC
          Acquisition Corp. and Clark Equipment Company
          (Incorporated by reference from Amendment No. 2 to
          Schedule 14D-1 with respect to the tender offer by
          CEC Acquisition Corp., a wholly-owned subsidiary
          of Ingersoll-Rand Company, for shares of Clark
          Equipment Company.)                                          -

          3 (i) Amendment to Restated Certificate of Incorporation
          of Ingersoll-Rand Company filed May 28, 1992.
          Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December 31, 1993. (See
          pages 30-32 of the 1993 Form 10-K).                          -

          3 (ii) Restated Certificate of Incorporation of
          Ingersoll-Rand Company as amended through May 28, 1992.
          Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December 31, 1993. (See
          pages 33-60 of the 1993 Form 10-K).                          -

          3 (iii) By-Laws of Ingersoll-Rand Company, as amended
          through January 1, 1996.                                  28-42

          4 (i) Rights Agreement, dated as of December 7, 1988, as amended by Amendment No. 1 thereto dated as of December 7, 1994. Incorporated by reference from Form 8-A of Ingersoll-Rand Company filed on December 12, 1988, and Form 8-A/A
          of Ingersoll-Rand Company filed December 15, 1994.           -

          4 (ii) Indenture, dated as of August 1, 1986 between
          Ingersoll-Rand Company and the Bank of New York, as
          Trustee, as supplemented. (Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of the company's Form S-3
          Registration Statement No. 33-39474).                        -

                                INGERSOLL-RAND COMPANY
                                  INDEX TO EXHIBITS
                                     (Item 14(a))
                                     (Continued)
          Description                                               Page

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

          10 (iii) (b) Description of Ingersoll-Rand Company
          Retirement Plan for Non-employees Directors.
          Incorporated by reference to Form 10-K of Ingersoll-
          Rand Company for Fiscal Year Ended December 31, 1994.
          (See pages 39-47 of the 1994 Form 10-K).                     -

          10 (iii) (c) Form of Contingent Compensation Agreements
          with Executive Vice Presidents and Group Presidents of
          Ingersoll-Rand Company.                                    43-47

          10 (iii) (d) Description of Bonus Arrangements for
          Chairman, President and Staff Officers. Incorporated by
          reference to Form 10-K of Ingersoll-Rand Company for
          Fiscal Year Ended December 31, 1993.  (See page 100
          of the 1993 Form 10-K).                                      -

          10 (iii) (e) Form of Change of Control Agreement with
          Chairman and Chief Executive Officer of Ingersoll-Rand
          Company.                                                   48-64

                                INGERSOLL-RAND COMPANY
                                  INDEX TO EXHIBITS
                                     (Item 14(a))
                                     (Continued)
          Description                                               Page

          10 (iii) (f) Form of Change of Control Agreement
          with selected executive officers other than
          Chairman of Ingersoll-Rand Company.                        65-84

          10 (iii) (g) Executive Supplementary Retirement
          Agreement for selected executive officers.
          Incorporated by reference to Form 10-K of
          Ingersoll-Rand Company for Fiscal Year Ended
          December 31, 1993.  (See pages 127-132 of the
          1993 Form 10-K).                                             -

          10 (iii) (h) Incentive Stock Plan of 1985 of Ingersoll-
          Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December
          31, 1993.  (See pages 133-151 of the 1993 Form 10-K).        -

          10 (iii) (i) Forms of insurance and related letter
          agreements with certain executive officers.
          Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December 31, 1993. (See
          pages 152-160 of the 1993 Form 10-K).                        -

          10 (iii) (j) Incentive Stock Plan of 1990 of Ingersoll-
          Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December
          31, 1993.  (See pages 161-182 of the 1993 Form 10-K).        -

          10 (iii) (k) Restated Supplemental Pension Plan.           85-91

          10 (iii) (l) Supplemental Stock and Savings Investment
          Plan effective as of January 1, 1989.  Incorporated by
          reference to Form 10-K of Ingersoll-Rand Company for
          Fiscal Year Ended December 31, 1993.  (See pages 189-198
          of the 1993 Form 10-K).                                      -

          10 (iii) (m) Supplemental Retirement Account Plan
          effective as of January 1, 1989.  Incorporated by
          reference to Form 10-K of Ingersoll-Rand Company for
          Fiscal Year Ended December 31, 1993.  (See pages
          199-206 of the 1993 Form 10-K).                              -

                                INGERSOLL-RAND COMPANY
                                  INDEX TO EXHIBITS
                                     (Item 14(a))
                                     (Continued)
          Description                                               Page

          10 (iii) (n) Incentive Stock Plan of 1995 of Ingersoll-
          Rand Company.  Incorporated by reference to the Notice
          of 1995 Annual Meeting of Shareholders and Proxy
          Statement dated March 15, 1995.  (See Appendix A of the
          Proxy Statement dated March 15, 1995).                      -

          10 (iii) (o) Senior Executive Performance Plan.
          Incorporated by reference to the Notice of 1995
          Annual Meeting of Shareholders and Proxy Statement
          dated March 15, 1995.  (See Appendix B of the Proxy
          Statement dated March 15, 1995).                            -

          10 (iii) (p) Elected Officers Supplemental Plan.          92-108

          10 (iii) (q) Selected Executive Officer Employment
          Agreement.                                               109-111

          11 (i)  Computation of Primary Earnings Per Share.           112

          11 (ii) Computation of Fully Diluted Earnings Per Share. 113-114

          12 Computations of Ratios of Earnings to Fixed Charges.      115

          13 Ingersoll-Rand Company Annual Report to
          Shareowners for 1995.  (Not deemed to be filed as
          part of this report except to the extent incorporated
          by reference).                                           116-175

          18 Letter dated August 11, 1995 from Price Waterhouse LLP regarding change in accounting method. Incorporated by reference to Form 10-Q of Ingersoll-Rand Company for the quarterly period ended June 30, 1995 reported under
          Item 6, Exhibits.

          21 List of Subsidiaries of Ingersoll-Rand Company.       176-178

          27 Financial Data Schedule.                                  179

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

                                             Date    March 29, 1996


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                   Title                 Date

                                     Chairman, President,
                                   Chief Executive Officer
                                   and Director (Principal
          /S/ James E. Perrella       Executive Officer)    March 29, 1996
           (James E. Perrella)

                                    Senior Vice President
                                   Chief Financial Officer
                                    (Principal Financial
          /S/ Thomas F. McBride           Officer)          March 29, 1996
           (Thomas F. McBride)

                                         Controller -
                                   Accounting and Reporting
                                   (Principal Accounting
          /S/ Richard A. Spohn            Officer)          March 29, 1996
           (Richard A. Spohn)


          /S/ Theodore H. Black           Director          March 29, 1996
           (Theodore H. Black)

               Signature                   Title                  Date



          /S/ Brendan T. Byrne            Director          March 29, 1996
           (Brendan T. Byrne)


          /S/ Joseph P. Flannery          Director          March 29, 1996
           (Joseph P. Flannery)


          /S/ Constance J. Horner         Director          March 29, 1996
           (Constance J. Horner)


          /S/ H. William Lichtenberger    Director          March 29, 1996
           (H. William Lichtenberger)


          /S/ John E. Phipps              Director          March 29, 1996
           (John E. Phipps)


          /S/ Cedric E. Ritchie           Director          March 29, 1996
           (Cedric E. Ritchie)


          /S/ Orin R. Smith               Director          March 29, 1996
           (Orin R. Smith)


          /S/ Richard J. Swift            Director          March 29, 1996
           (Richard J. Swift)