Form 10-Q
period 1996-03-31
INGERSOLL RAND CO
filed 1996-05-14
CIK 50485

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996
                                          or

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


     The number of shares of common stock outstanding as of April 30, 1996 was 109,080,032.







                                INGERSOLL-RAND COMPANY

                                      FORM 10-Q


                                        INDEX






     PART I.  FINANCIAL INFORMATION                                      Page

              Condensed Consolidated Balance Sheet at
              March 31, 1996 and December 31, 1995                         3

              Condensed Consolidated Income Statement for
              the three months ended March 31, 1996 and 1995               4

              Condensed Consolidated Statement of Cash Flows
              for the three months ended March 31, 1996 and 1995           5

              Notes to Condensed Consolidated Financial Statements        6-8

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9-17

              Exhibit 11 - Computations of Primary and
              Fully Diluted Earnings Per Share                           18-19




     SIGNATURES                                                            20

                            PART I.  FINANCIAL INFORMATION

                                INGERSOLL-RAND COMPANY

                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in millions)

                                        ASSETS
                                                      MARCH 31,    DECEMBER 31,
                                                        1996           1995
     Current assets:
         Cash and cash equivalents                     $   85.2        $  137.3
         Marketable securities                              7.8             9.3
         Accounts and notes receivable, net of
            allowance for doubtful accounts             1,127.4         1,109.9
         Inventories                                      987.0           912.6
         Prepaid expenses and deferred taxes              203.9           176.5
            Total current assets                        2,411.3         2,345.6

     Investments and advances:
         Dresser-Rand Company                             107.7            93.9
         Partially-owned equity companies                 219.3           223.3
                                                          327.0           317.2

     Property, plant and equipment, at cost             2,215.6         2,205.2
         Less - accumulated depreciation                  939.4           926.8
            Net property, plant and equipment           1,276.2         1,278.4

     Intangible assets, net                             1,299.0         1,253.6
     Deferred income taxes                                134.8           134.8
     Other assets                                         219.6           233.7

            Total assets                               $5,667.9        $5,563.3

                                LIABILITIES AND EQUITY
     Current liabilities:
         Loans payable                                 $  143.7        $  155.4
         Accounts payable and accruals                  1,279.5         1,173.8
            Total current liabilities                   1,423.2         1,329.2

     Long-term debt                                     1,303.7         1,304.4
     Postemployment liabilities                           834.4           832.1
     Ingersoll-Dresser Pump Company minority interest     120.2           170.8
     Other liabilities                                    143.9           131.3

     Shareowners' equity:
         Common stock                                     219.7           219.4
         Other shareowners' equity                      1,622.8         1,576.1
           Total shareowners' equity                    1,842.5         1,795.5

            Total liabilities and equity               $5,667.9        $5,563.3

     See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY

                       CONDENSED CONSOLIDATED INCOME STATEMENT
                        (in millions except per share figures)




                                                          Three Months Ended
                                                               March 31,

                                                          1996          1995

        NET SALES                                     $1,604.9      $1,185.6
        Cost of goods sold                             1,208.8         893.1
        Administrative, selling and service
          engineering expenses                           245.5         203.3
        Operating income                                 150.6          89.2
        Interest expense                                 (31.3)         (9.0)
        Other income (expense), net                       (1.4)         (6.0)
        Dresser-Rand income                                 .5            .3
        Ingersoll-Dresser Pump minority interest           (.1)         (2.2)
        Earnings before income taxes                     118.3          72.3
        Provision for income taxes                        43.8          26.0

        Net earnings                                  $   74.5      $   46.3

        Average number of common
          shares outstanding                             107.1         105.6

        Net earnings per common share                   $ 0.70        $ 0.44

        Dividends per common share                      $0.185        $0.185




        See accompanying notes to condensed consolidated financial statements.

                               INGERSOLL-RAND COMPANY

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in millions)

                                                          Three Months Ended
                                                               March 31,

                                                           1996         1995
        Cash flows from operating activities:
          Net earnings                                   $ 74.5       $ 46.3
          Adjustments to arrive at net cash
            provided by operating activities:
          Depreciation and amortization                    52.0         36.7
          Realignment of operations                        30.4         --
          Gain on sale of business                        (45.0)        --
          Net equity earnings/losses, net of dividends      4.8         (5.6)
          Minority interests in earnings                    0.5          2.5
          Other noncash items                              (1.0)        (9.2)
          Changes in other assets and
            liabilities, net                             (110.8)       (76.1)
            Net cash provided by (used in)
              operating activities                          5.4         (5.4)

        Cash flows from investing activities:
          Capital expenditures                            (47.2)       (43.9)
          Proceeds from sales of property, plant
            and equipment                                  11.0          2.0
          Acquisitions, net of cash                       (95.4)       (17.3)
          Proceeds from business dispositions             122.3         --
          (Increase) decrease in marketable
            securities                                     (3.1)         (.1)
          Cash advances (to) from equity companies        (22.2)        21.6
          Net cash used in investing
            activities                                    (34.6)       (37.7)

        Cash flows from financing activities:
          (Decrease) increase in short-term borrowings    (10.3)        85.9
          Proceeds from long-term debt                       .1          2.0
          Payments of long-term debt                       (1.0)        (1.2)
          Net change in debt                              (11.2)        86.7
          Dividends paid                                  (19.8)       (19.5)
          Other                                             3.6           .9
          Net cash (used in) provided by financing
            activities                                    (27.4)        68.1

        Effect of exchange rate changes
        on cash and cash equivalents                        4.5         13.2

        Net (decrease) increase in cash and
          cash equivalents                                (52.1)        38.2
        Cash and cash equivalents -
          beginning of period                             137.3        207.0
        Cash and cash equivalents - end of period        $ 85.2       $245.2

        See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three months ended March 31, 1996 and 1995.

        Note 2 - In late May 1995, the company acquired Clark Equipment Company (Clark). Clark's business is the design, manufacture and sale of compact construction machinery, asphalt paving equipment, axles and transmissions for off-highway equipment, and golf cars and utility vehicles. The total purchase price for Clark was approximately $1.5 billion. The acquisition was accounted for as a purchase. The purchase price was allocated to the acquired assets and liabilities based on estimated fair values. The company has classified as goodwill the costs in excess of the fair value of net assets acquired. Such excess costs are being amortized on a straight line basis over forty years. Intangible assets also represent costs allocated to patents and trademarks and other specifically identifiable assets arising from business acquisitions. These assets are being amortized over their estimated useful lives.

                 The results of Clark's operations have been included in the consolidated financial statements from the acquisition date. The following unaudited pro forma consolidated results of operations for three months ended March 31, 1995, reflect the acquisition as though it occurred at the beginning of the respective period after adjustments for the impact of interest on acquisition debt, depreciation and amortization of assets, including goodwill, to reflect the preliminary purchase price allocation, and the elimination of Clark's income from discontinued operations related to its disposition of its investment in VME Group N.V. (in millions except per share amounts):

                 For the three months ended March 31                1995
                   Sales                                         $1,547.5
                   Net earnings                                      45.5
                   Earnings per share                                $.43

                 It should be noted that the above pro forma amounts were adversely affected by the loss on the sale of the company's domestic paving business, which was a preacquisition requirement to the Clark purchase. The above pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the respective period. Further, the pro forma results are not intended to be a projection of future results of the combined companies, as it should be noted that the Club Car portion of the Clark acquisition tends to concentrate the majority of its yearly operating profit

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 2 - Continued:
                 during the first half of the year.

        Note 3 - On January 31, 1996, the company acquired for $95.4 million of cash and the assumption of certain liabilities, the Steelcraft Division of MascoTech, Inc. Steelcraft manufactures a wide range of cold-rolled and galvanized steel doors for use primarily in nonresidential construction. The acquisition was accounted for as a purchase with Steelcraft results included since the acquisition date. Pro forma results assuming Steelcraft had been acquired at the beginning of the year would not have been significantly different than those reported.

        Note 4 - In the first quarter of 1996, the company accrued for the realignment of its foreign operations, principally in Europe. These accruals were primarily for severance payments and pension benefits associated with work force reductions. Also in the first quarter, accruals were established for the exit or abandonment of selected European product lines and the closing of an IDP steel foundry. These accruals totalled approximately $30.4 million and were charged to operating income.

        Note 5 - On March 26, 1996, the company sold most of the assets of the Pulp Machinery Division for approximately $122.3 million to Beloit Corporation, a subsidiary of Harnischfeger Industries, Inc., realizing a pretax gain of $45 million.
                 In addition in March 1996, the company sold an investment for a gain of $4.8 million.

        Note 6 - On May 15, 1995, the company sold its domestic paving equipment business to Champion Road Machinery Limited of Canada. The sale was a preacquisition requirement of the United States Justice Department prior to the Clark acquisition. The company incurred a $7.1 million pretax loss associated with this sale in the second quarter of 1995.

        Note 7 - On September 28, 1995, the company sold 2,878,008 shares of its Common Stock held in treasury to the Clark Equipment Company Leveraged Employee Stock Ownership Plan (the LESOP), for a price of $36.25 per share (the closing price of the Common Stock on September 27, 1995 on the New York Stock Exchange) or an aggregate of approximately $104.3 million. At March 31, 1996, approximately 1.8 million of these shares remain unallocated and the amount paid by the LESOP for those unallocated shares is classified as a reduction of shareowners' equity pending allocation to participants. The unallocated shares will be allocated to participants in the LESOP (which now includes employees of the company as well as those of Clark) as provided under its terms.

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 8 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in thousands):
                                                March 31,     December 31,
                                                  1996            1995

                   Raw materials and supplies    $  220.3       $    211.8
                   Work-in-process                  303.3            326.1
                   Finished goods                   629.0            538.5
                                                  1,152.6          1,076.4
                   Less - LIFO reserve              165.6            163.8
                   Total                         $  987.0       $    912.6

                 Work-in-process inventories are stated after deducting customer progress payments of $19.0 million at March 31, 1996 and $38.8 million at December 31, 1995.

        Note 9 - The company's investment in the Dresser-Rand partnership at March 31, 1996 and December 31, 1995 was $126.1 million and $182.8 million, respectively. The company owed Dresser-Rand $18.4 million at March 31, 1996 and $88.9 million at December 31, 1995. During the first quarter of 1996, Dresser-Rand distributed $100 million proportionally to its partners (the company's share was $49 million) which was offset against its advances to the partners.

                 Net sales of Dresser-Rand were $245.4 million for the three months ended March 31, 1996 and $204.4 million for the three months ended March 31, 1995; and gross profit was $44.2 million and $41.2 million, respectively. Dresser-Rand's net income for the three months ended March 31, 1996 was $1.0 million, as compared to $0.6 million for the three months ended March 31, 1995.

                 The summarized financial position of Dresser-Rand was as follows (in thousands):
                                                  March 31,     December 31,
                                                    1996            1995

                   Current assets                    $422.8           $457.2
                   Property, plant and
                     equipment, net                   246.2            239.3
                   Other assets and investments        25.2             27.2
                                                      694.2            723.7
                   Deduct:
                   Current liabilities                262.8            341.4
                   Noncurrent liabilities             182.5            200.8
                                                      445.3            542.2
                   Net partners' equity
                     and advances                    $248.9           $181.5

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS



                 The company's results for the first quarter of 1996, both before and after considering noncomparable items, reflected improvement over last year's first quarter. Overall, first quarter net earnings for the company totalled $74.5 million, or 70 cents per share, as compared to 1995's first quarter earnings of $46.3 million, or 44 cents per share.

                 The following noncomparable items affected the company's first quarter results:

        (a) net earnings associated with the May 31, 1995 acquisition of Clark Equipment Company (Clark) totalled approximately $8.5 million (or eight cents per share) for the quarter;

        (b) the net gain on the sale of the Pulp Machinery Division generated net earnings during the first quarter of the year of approximately $28 million (or 26 cents per share);

        (c) the charge to operating income for the realignment of the company's foreign operations (principally in Europe) totalled approximately $18 million. These charges are primarily for severance payments and pension enrichment benefits associated with a work force reduction. This charge reduced net earnings for the quarter by approximately $11 million (or 11 cents per share);

        (d) charges associated with the exit or abandonment of selected European product lines reduced operating income during the first quarter by approximately $7 million. The after-tax charge for this item reduced net earnings by approximately $4.5 million (or four cents per share);

        (e) charges incurred by Ingersoll-Dresser Pump Company (IDP) for closing a steel foundry, reduced operating income by approximately $5.4 million. This item affected the company's net earnings by approximately $2 million (or two cents per share); and

        (f) a gain on the sale of an investment benefitted the first quarter's results by $4.8 million ($3.0 million after-tax, or three cents per share).

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


                 If these items were excluded from the first quarter, the company's net earnings would have totalled approximately $52 million (or 50 cents per share) which would be comparable to last year's first quarter net earnings of $46.3 million (or 44 cents per share). Overall, international markets (with the exception of Germany) continued to strengthen and improve on a quarter to quarter basis. Domestic markets, principally our construction, architectural hardware, professional tool and general industrial products were stronger during the first quarter of 1996, when compared to the first three months of 1995.

                 A comparison of key income statement categories between the quarters, is a follows:

        o Net sales for the first three months of 1996 totalled $1.6 billion, representing a 35-percent increase over last year's first quarter. Sales for the quarter, excluding Clark, approximated $1.2 billion, reflecting a three-percent improvement over the first quarter of 1995.

        o The ratio of cost of goods sold to sales for the first quarter of 1996 was comparable to last year's first quarter ratio, both including and excluding the noncomparable items (which were discussed above). The following noncomparable items affected cost of goods sold during the first quarter of the year:

            -   Clark's operating results;
            -   the gain on the sale of the Pulp Machinery Division;
            - the charge for the realignment of the company's foreign operations;
            -   the cost of closing IDP's steel foundry; and
            - the charge associated with the exit or abandonment of selected European product lines.

            It should be noted that the company did not experience any partial liquidations of LIFO (last-in, first-out) inventories during the first quarter of either 1996 or 1995.

        o The ratio of administrative, selling and service engineering expenses to sales was 15.3 percent for the first quarter of 1996, as compared to 17.1 percent for the first three months of 1995. If the first quarter effect of the Clark acquisition were excluded from 1996's results, this ratio is comparable to 1995's first quarter performance.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        o Operating income for the first quarter of the year totalled $150.6 million, as compared to $89.2 million for 1995's first quarter. The ratio of operating income to sales in 1996 totalled
            9.4 percent, as compared to 7.5 percent for the first three months of last year. If the non-comparable items (previously discussed) were excluded, the 1996 operating income to sales ratio reflects a slight improvement over the 1995 first quarter ratio.

        o Other income (expense), net, aggregated $1.4 million of expense for the three months ended March 31, 1996, as compared to $6.0 million of expense in the first quarter of 1995. This favorable change is almost entirely attributed to the $4.8 million gain on the sale of an investment during the first quarter of 1996. Reductions in losses from foreign exchange activities in the first quarter of 1996 versus the first three months of 1995 were offset by lower earnings from partially-owned equity companies and an increase in expenses of a miscellaneous nature. The other income/(expense) activity of Clark was immaterial for the quarter.

        o The company's pretax profits for its 49-percent interest in Dresser-Rand Company totalled $0.5 million for the first quarter of the year, as compared to $0.3 million for the first three months of 1995.

        o The IDP minority interest represents Dresser Industries interest in the operating results of IDP. During the first quarter of 1996, the minority interest charge totalled $0.1 million (which includes the effect of the foundry closing costs) versus $2.2 million in 1995's first quarter.

        o Interest expense for the first three months of the year totalled $31.3 million, which is an increase of $22.3 million over last year's first quarter. Interest expense associated with the Clark acquisition totalled approximately $23 million for the 1996 first quarter.

        o The company's effective tax rate for the first quarter of 1996 was 37 percent versus last year's first quarter effective tax rate of 36 percent. The company's effective tax rate differs from the statutory rate of 35 percent mainly due to state income taxes; nondeductible goodwill and some foreign earnings being taxed at higher rates. The effective tax rate for the full year of 1995 was 37 percent.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            The consolidated results for the first quarter of the year benefitted from the combination of business improvements in a number of the company's domestic markets (including auto, construction and general industrial) and a continued emphasis on cost-containment programs throughout the company. International business has generally reflected increases during the first three months of 1996 when compared to the comparable period in 1995. Incoming orders for the first quarter of the year totalled $1.8 billion, which represents an increase of 28.3 percent over the 1995 first quarter. New orders associated with Clark totalled approximately $375 million. The Air Compressor, Process Systems and Bearings and Components groups were the only operations within the company which failed to report meaningful increases in first quarter bookings levels when compared to the first three months of 1995. The company's backlog of orders at March 31, 1996, believed by it to be firm, was $1.7 billion, which reflects an increase of approximately $100 million over the December 31, 1995 balance. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.


        Liquidity and Capital Resources

            The company's financial position at March 31, 1996 was comparable to its position at December 31, 1995. In the first three months of 1996, working capital decreased by $28 million to $988 million at March 31, 1996 from the December 31, 1995 balance of $1,016 million. The current ratio at March 31, 1996 was 1.7 to 1, down from the 1.8 to 1 ratio at December 31, 1995.

            The company's cash and cash equivalents decreased by $52.1 million during the first three months of 1996 to $85.2 million from $137.3 million at December 31, 1995. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate changes should be considered. Cash flows from operating activities provided $5.4 million, investing activities used $34.6 million and financing activities used $27.4 million. Exchange rate changes during the first three months of 1996 increased cash and cash equivalents by $4.5 million.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            Receivables totalled $1.1 billion at March 31, 1996, which represents a $17.5 million increase from the amount reported at December 31, 1995. The increase was due to the Steelcraft acquisition and the effect of strong first quarter sales offset by the effect of translation and dispositions.

            Inventories totalled $987.0 million at March 31, 1996, approximately $74.4 million higher than the December 31, 1995 level. The activity during the first quarter of 1996 represents the normal first quarter inventory build, the net effect of dispositions and acquisitions, and a decrease due to exchange rates applicable to the international inventories.

            Intangible assets increased approximately $45 million. This net increase came from the first quarter acquisition of Steelcraft offset by first quarter amortization.

            Long-term debt, including current maturities, at the end of the first three months of the year, totalled $1.4 billion.

            The company's March 31, 1996 debt-to-total capital ratio was 44 percent, which reflects a minor improvement from the 45 percent ratio at December 31, 1995.

            During the first three months of 1996, foreign currency translation adjustments resulted in a net decrease of approximately $15.8 million in shareowners' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Belgium, France, Germany, Japan, South Africa and Switzerland, accounted for over 95 percent of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by the currency fluctuations since year end.


        Environmental Matters

            Environmental matters at March 31, 1996 remain substantially unchanged from December 31, 1995. The company has been identified as a potentially responsible party in environmental proceedings brought under both the federal Superfund law and state remediation laws,

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        involving 39 sites within the United States. For all sites, there are other potentially responsible parties and in most instances, the company's involvement is minimal. Although there is a possibility that a responsible party might have to bear more than its proportional share of site clean-up costs if other responsible parties fail to make contributions, the company has not yet had, and to date there is no indication that it will have, to bear more than its proportional share of clean-up costs at any site. The company also is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities. Additionally, Clark is a defendant in a lawsuit filed by the United States Environmental Protection Agency that seeks civil penalties for alleged violations of the Clean Water Act, arising out of the discharge of certain metal finishing wastewaters generated at a current manufacturing facility. Although uncertainties regarding environmental technology, state and federal regulations, insurance coverage and individual site information make estimating the liability difficult, management believes that the total liability for the cost of environmental remediation will not have a material effect on the financial condition, the results of operations, liquidity or cash flows of the company. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies and the company does not discount its liability or assume any insurance recoveries.


        Acquisitions

            On January 31, 1996, the company acquired the Steelcraft Division of MascoTech, Inc., which manufactures a wide range of cold-rolled and galvanized steel doors for use primarily in nonresidential construction. The acquisition was paid for in cash and the assumption of certain liabilities. Steelcraft is a division of the Architectural Hardware Group. Steelcraft is the leader in manufacturing steel doors with honeycomb cores.

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

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        Review of Business Segments

            The Standard Machinery Segment reported sales of $688.5 million for the first quarter of 1996, an increase of 73 percent over 1995's first-quarter level of $398.8 million. This segment now includes all the operations of Clark, except for the Clark-Hurth unit. Excluding the sales from the Clark units, the first-quarter sales for this segment totalled $411.0 million. Operating income for the quarter was $52.5 million, a 49-percent improvement over the $35.3 million reported for the three months ended March 31, 1995. Excluding the Clark operations, first-quarter operating income for the segment was $12.7 million, and it included approximately $16 million of noncomparable charges due to actions taken by the company during the first quarter of the year, previously discussed. Sales from the traditional units in the Construction and Mining Group reported modest first quarter improvements when compared to last year's first quarter. However, their operating income and margin ratios declined slightly from 1995's first quarter level's before considering the effects of noncomparable items. Air Compressor Group's sales for the first quarter of 1996 are up slightly from the amount reported for the first three months of 1995 but operating income was below the prior year's level due to lower sales of portable compressors, the effect of poor first quarter weather conditions in the U.S. and disappointing construction markets in Germany.

            Engineered Equipment Segment's sales totalled $340.2 million, 46 percent above last year's first-quarter total of $232.4 million.
        This segment's activities now include the operating results of the Clark-Hurth unit. Excluding the sales of Clark-Hurth, this segment's first-quarter sales were $247.5 million, representing a $15.1 million improvement over 1995's first-quarter total. Operating income for the quarter was $51.5 million, and it included a net gain of approximately $45 million from the sale of the company's Pulp Machinery Division, a charge of approximately $5.4 million for the closure of an IDP steel foundry and $4.0 million from the operating results of the Clark-Hurth unit. Excluding these items from the results for the first three months of 1996, operating income for the quarter was $7.8 million versus $7.6 million for 1995's first quarter. IDP's first quarter sales reflect a modest increase over 1995's first quarter. Operating income, before considering the effect of the foundry closing, was essentially level with last year's first quarter.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


            Pulp Machinery Division sales approximated $20 million in both quarters and this unit operated essentially at the break even level.

            The Bearings, Locks and Tools Segment reported first quarter sales of $576.2 million, four percent higher than last year's first-quarter level of $554.4 million. Operating income totalled $57.4 million for the first quarter of 1996 and included noncomparable charges of approximately $9 million, which were recorded during the first three months of 1996. In addition, the segment's results for the first quarter of 1996 reflect a slight benefit from the two month results from the January 31, 1996 acquisition of the Steelcraft Division, but the impact of the General Motors strike more than offset the Steelcraft earnings. Excluding these events, operating income for the quarter would have been approximately $69.3 million versus $55.2 million for the first three months of 1995.

            The Bearings and Components Group's sales for the first quarter of 1996 were essentially level with 1995's first quarter. The group's operating income was also equal to last year's first quarter, before considering the effect of noncomparable items in 1996.

            Architectural Hardware Group's sales for the first three months of the year are approximately 30 percent higher than last year's first quarter with approximately one-half of the increase being attributed to the January 31, 1996 Steelcraft acquisition. The group's operating income and operating income margins improved over 1995's first quarter figures.

            The Production Equipment Group's sales for the first quarter of 1996 were down slightly from 1995's level. However, operating income, before the effect of noncomparable items, improved over 1995's first quarter.

                                                      PART I - EXHIBIT 11
                                                      Page 1 of 2

                                INGERSOLL-RAND COMPANY

             COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                        (in millions except per share figures)

                                                         Three Months Ended
                                                              March 31,
                                                           1996        1995

        PRIMARY EARNINGS PER SHARE (NOTE 1):

        Net earnings applicable to common stock          $ 74.5      $ 46.3

        Average number of common shares outstanding       107.1       105.6

        PRIMARY EARNINGS PER SHARE                        $0.70      $ 0.44

        FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)
        Net earnings for the period                      $ 74.5      $ 46.3

        Adjusted shares:
        Average number of common shares outstanding       107.1       105.6
        Number of common shares issuable
          assuming exercise under incentive
          stock plans                                        .5          .4
        Average number of outstanding shares,
          as adjusted for fully diluted earnings
          per share calculations                          107.6       106.0

        FULLY DILUTED EARNINGS PER SHARE                  $0.69      $ 0.44


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


                                       INGERSOLL-RAND COMPANY
                                            (Registrant)






        Date    May 14, 1996            /S/ T.F. McBride
                                       T.F. McBride, Senior Vice
                                       President & Chief Financial Officer

                                       Principal Financial Officer



        Date    May 14, 1996            /S/ R.A. Spohn
                                       R.A. Spohn, Controller -
                                       Accounting and Reporting

                                       Principal Accounting Officer