Form 10-Q
period 1996-06-30
INGERSOLL RAND CO
filed 1996-08-09
CIK 50485

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996
                                          or

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


     The number of shares of common stock outstanding as of July 26, 1996 was 109,257,932.







                                INGERSOLL-RAND COMPANY

                                      FORM 10-Q


                                        INDEX






     PART I.  FINANCIAL INFORMATION                                      Page

              Condensed Consolidated Balance Sheet at
              June 30, 1996 and December 31, 1995                          3

              Condensed Consolidated Income Statement for the
              three and six months ended June 30, 1996 and 1995            4

              Condensed Consolidated Statement of Cash Flows
              for the six months ended June 30, 1996 and 1995              5

              Notes to Condensed Consolidated Financial Statements        6-8

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9-17

              Exhibit 11 - Computations of Primary and
              Fully Diluted Earnings Per Share                           18-19


     PART II. OTHER INFORMATION

              Item 1 - Legal Proceedings                                   20

              Item 4 - Submission of Matters to a Vote of Security
              Holders                                                      20


     SIGNATURES                                                            21

                            PART I.  FINANCIAL INFORMATION

                                INGERSOLL-RAND COMPANY

                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in millions)

                                        ASSETS
                                                      JUNE 30,     DECEMBER 31,
                                                        1996           1995
     Current assets:
         Cash and cash equivalents                     $   73.6        $  137.3
         Marketable securities                              9.1             9.3
         Accounts and notes receivable, net of
            allowance for doubtful accounts             1,174.7         1,109.9
         Inventories                                      949.2           912.6
         Prepaid expenses and deferred taxes              191.9           176.5
            Total current assets                        2,398.5         2,345.6

     Investments and advances:
         Dresser-Rand Company                             122.0            93.9
         Partially-owned equity companies                 219.0           223.3
                                                          341.0           317.2

     Property, plant and equipment, at cost             2,265.1         2,205.2
         Less - accumulated depreciation                  970.5           926.8
            Net property, plant and equipment           1,294.6         1,278.4

     Intangible assets, net                             1,290.5         1,253.6
     Deferred income taxes                                138.4           134.8
     Other assets                                         232.8           233.7

            Total assets                               $5,695.8        $5,563.3

                                LIABILITIES AND EQUITY
     Current liabilities:
         Loans payable                                 $  122.3        $  155.4
         Accounts payable and accruals                  1,241.3         1,173.8
            Total current liabilities                   1,363.6         1,329.2

     Long-term debt                                     1,303.7         1,304.4
     Postemployment liabilities                           839.0           832.1
     Ingersoll-Dresser Pump Company minority interest     109.6           170.8
     Other liabilities                                    152.4           131.3

     Shareowners' equity:
         Common stock                                     220.1           219.4
         Other shareowners' equity                      1,707.4         1,576.1
           Total shareowners' equity                    1,927.5         1,795.5

           Total liabilities and equity                $5,695.8        $5,563.3

     See accompanying notes to condensed consolidated financial statements.


                                              INGERSOLL-RAND COMPANY

                                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                      (in millions except per share figures)



                                                   Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                   1996          1995           1996          1995

        NET SALES                               $1,761.9      $1,392.1       $3,366.7      $2,577.7
        Cost of goods sold                       1,338.0       1,051.0        2,546.7       1,944.1
        Administrative, selling and service
          engineering expenses                     247.6         222.4          493.1         425.7
        Operating income                           176.3         118.7          326.9         207.9
        Interest expense                           (32.1)        (18.1)         (63.4)        (27.0)
        Other income (expense), net                 (0.5)          4.4           (1.9)         (1.6)
        Dresser-Rand income                          7.0           5.0            7.5           5.3
        Ingersoll-Dresser Pump
          minority interest                         (4.2)         (3.1)          (4.3)         (5.4)
        Earnings before income taxes               146.5         106.9          264.8         179.2
        Provision for income taxes                  54.2          40.3           98.0          66.3

        Net earnings                            $   92.3      $   66.6       $  166.8      $  112.9

        Average number of common
          shares outstanding                       107.4         105.7          107.2         105.6

        Net earnings per common share             $ 0.86        $ 0.63          $1.56         $1.07

        Dividends per common share                $0.185        $0.185          $0.37         $0.37



        See accompanying notes to condensed consolidated financial statements.

                                 INGERSOLL-RAND COMPANY

                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (in millions)

                                                            Six Months Ended
                                                               June 30,

                                                           1996         1995
        Cash flows from operating activities:
          Net earnings                                  $ 166.8    $   112.9
          Adjustments to arrive at net cash
            provided by operating activities:
          Depreciation and amortization                   101.7         78.7
          (Gain)/loss on sale of businesses               (45.1)         7.1
          Realignment of operations                        30.4         --
          Equity earnings/loss, net of dividends           (6.1)       (14.9)
          Minority interest in earnings                     5.8          7.6
          Deferred income taxes                            (3.7)       (14.3)
          Other noncash items                               2.7         (4.9)
          Changes in other assets and
            liabilities, net                             (171.5)       (75.2)
          Net cash provided by operating activities        81.0         97.0

        Cash flows from investing activities:
          Capital expenditures                            (99.7)       (93.1)
          Proceeds from sales of property, plant
            and equipment                                  15.5         24.1
          Acquisitions, net of cash                       (96.3)    (1,136.5)
          Proceeds from business dispositions             122.6         --
          Increase in marketable securities                (4.5)         (.8)
          Cash advances (to) from equity companies        (27.2)       (14.3)
          Net cash used in investing activities           (89.6)    (1,220.6)

        Cash flows from financing activities:
          (Decrease) increase in short-term borrowings     (8.0)       312.6
          Proceeds from long-term debt                       .1        802.6
          Payments of long-term debt                      (24.1)       (13.5)
          Net change in debt                              (32.0)     1,101.7
          Dividends paid                                  (39.7)       (39.1)
          Other                                             9.0          5.3
          Net cash (used in) provided by financing
            activities                                    (62.7)     1,067.9

        Effect of exchange rate changes
        on cash and cash equivalents                        7.6          2.1

        Net decrease in cash and cash equivalents         (63.7)       (53.6)
        Cash and cash equivalents -
          beginning of period                             137.3        207.0
        Cash and cash equivalents - end of period       $  73.6    $   153.4

        See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and six months ended June 30, 1996 and 1995.

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

                 The results of Clark's operations have been included in the consolidated financial statements from the acquisition date. The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1995, reflect the acquisition as though it occurred at the beginning of the period after adjustments for the impact of interest on acquisition debt, depreciation and amortization of assets, including goodwill, to reflect the preliminary purchase price allocation, and the elimination of Clark's income from discontinued operations related to its disposition of its investment in VME Group N.V. (in millions except per share amounts):

                 For the six months ended June 30                    1995
                   Sales                                           $3,195
                   Net earnings                                       126
                   Earnings per share                               $1.19

                 It should be noted that the above pro forma amounts were adversely affected by the loss on the sale of the company's domestic paving business, which was a preacquisition requirement to the Clark purchase. The above pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the period. Further, the pro forma results are not intended to be a projection of future results of the combined companies, as it should be noted that the Club Car portion of the Clark acquisition tends to concentrate the majority of its yearly operating profit during the first

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 2 - Continued:
                 half of the year.

        Note 3 - On January 31, 1996, the company acquired for $94.8 million of cash and the assumption of certain liabilities, the Steelcraft Division of MascoTech, Inc. Steelcraft manufactures a wide range of cold-rolled and galvanized steel doors for use primarily in nonresidential construction. The acquisition was accounted for as a purchase with Steelcraft results included since the acquisition date. Pro forma results assuming Steelcraft had been acquired at the beginning of the year would not have been significantly different than those reported.

        Note 4 - In the first quarter of 1996, the company accrued for the realignment of its foreign operations, principally in Europe. These accruals were primarily for severance payments and pension benefits associated with work force reductions. Also in the first quarter, accruals were established for the exit or abandonment of selected European product lines and the closing of a steel foundry. These accruals totalled approximately $30.4 million and were charged to operating income.

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

        Note 7 - On September 28, 1995, the company sold 2,878,008 shares of its Common Stock held in treasury to the Clark Equipment Company Leveraged Employee Stock Ownership Plan (the LESOP), for a price of $36.25 per share (the closing price of the Common Stock on September 27, 1995 on the New York Stock Exchange) or an aggregate of approximately $104.3 million. At June 30, 1996, approximately 1.7 million of these shares remain unallocated and the amount paid by the LESOP for those unallocated shares is classified as a reduction of shareowners' equity pending allocation to participants. The unallocated shares will be allocated to participants in the LESOP (which now includes employees of the company as well as those of Clark) as provided under its terms.

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 8 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):
                                                 June 30,     December 31,
                                                  1996            1995

                   Raw materials and supplies    $  220.2         $  211.8
                   Work-in-process                  323.9            326.1
                   Finished goods                   570.9            538.5
                                                  1,115.0          1,076.4
                   Less - LIFO reserve              165.8            163.8
                   Total                         $  949.2         $  912.6

                 Work-in-process inventories are stated after deducting customer progress payments of $20.9 million at June 30, 1996 and $38.8 million at December 31, 1995.

        Note 9 - The company's investment in the Dresser-Rand partnership at June 30, 1996 and December 31, 1995 was $131.8 million and $182.8 million, respectively. The company owed Dresser-Rand $9.8 million at June 30, 1996 and $88.9 million at December 31, 1995. During the first quarter of 1996, Dresser-Rand distributed $100 million proportionally to its partners (the company's share was $49 million) which was offset against its advances to the partners.

                 Net sales of Dresser-Rand were $488.5 million for the six months ended June 30, 1996 and $452.3 million for the six months ended June 30, 1995; and gross profit was $104.4 million and $93.1 million, respectively. Dresser-Rand's net income for the six months ended June 30, 1996 was $15.3 million, as compared to $10.8 million for the six months ended June 30, 1995.

                 The summarized financial position of Dresser-Rand was as follows (in millions):
                                                   June 30,     December 31,
                                                    1996            1995

                   Current assets                    $429.3           $457.2
                   Property, plant and
                     equipment, net                   247.2            239.3
                   Other assets and investments        27.5             27.2
                                                      704.0            723.7
                   Deduct:
                   Current liabilities                259.2            341.4
                   Noncurrent liabilities             182.2            200.8
                                                      441.4            542.2
                   Net partners' equity
                     and advances                    $262.6           $181.5

                                INGERSOLL-RAND COMPANY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS


                 Net sales for the second quarter of 1996 totalled $1.8 billion, representing a 26.6-percent increase over last year's second quarter. Net sales for the comparable quarter of 1995 totalled $1.4 billion. The 1996 results include a full quarter of activity from Clark Equipment Company (Clark), while the second quarter of 1995 includes only Clark's results since the May 31, 1995, acquisition date. Net sales excluding Clark, for the 1996 second quarter approximated $1.4 billion, a 6.7-percent increase over the 1995 second quarter.

                 Operating income for the three months ended June 30, 1996 totalled $176.3 million (a 10-percent operating margin), and represents a 48.5 percent improvement over the $118.7 million reported for the second quarter of 1995. Excluding Clark's results, operating income for the three months ended June 30, 1996 totalled $127.6 million which reflects a 14.4-percent improvement over the prior year's second quarter. Operating income for the second quarter of 1996 included the results of Clark for a full quarter, while operating income for the second quarter of 1995 included only Clark's results for June and the loss associated with the sale of the company's domestic paving equipment business (a preacquisition requirement for the company to complete the purchase of Clark).

                 The company reported second quarter net earnings of $92.3 million, or 86 cents per common share, versus $66.6 million, or 63 cents per common share for the three months ended June 30, 1995,
        reflecting an improvement of 39 percent.   Net earnings from Clark
        contributed approximately $13.1 million (or 12 cents per common share) to the company's results for the three months ended June 30, 1996 as compared to a net loss of two cents per share, in the similar quarter of 1995. The company's strong second-quarter performance from Clark and its historical lines of business reflect continued strength in domestic markets, principally construction, general industrial, housing and automotive-related industries, together with an improvement in international operations.

                 A partial liquidation of LIFO (last-in, first-out) inventories lowered costs by $2.3 million (approximately $1.4 million after-tax or one cent per share), during the second quarter of 1996. There was no partial liquidation of LIFO inventories in the second quarter of 1995. Foreign exchange losses for the second quarter of 1996 decreased net earnings by $1.3 million, or one cent per common share, versus foreign exchange gains of $0.4 million, or less than one cent per common share for the comparable 1995 quarter.

                 For the first six months of 1996, net sales amounted to $3.4 billion, a 31-percent improvement over last year's six-month total. Sales for the first two quarters of the year, excluding Clark, would

                                INGERSOLL-RAND COMPANY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)

        have exceeded last year's comparable sales by approximately five percent. Operating income for the first half of 1996 totalled $326.9 million, which represents a 57-percent increase over the $207.9 million reported for the comparable 1995 period. Operating income for the first six months of 1996, without Clark, increased by 18 percent compared to 1995. In addition to the inclusion of Clark results, the following noncomparable items affected the company's first six months results:

                 o the net gain on the sale of the Pulp Machinery Division generated net earnings of approximately $28 million (or 26 cents per common share);
                 o the charge to operating income for the realignment of the company's foreign operations (principally in Europe) totalled approximately $18 million. This charge reduced net earnings by approximately $11 million (or 11 cents per common share);
                 o charges associated with the exit or abandonment of selected European product lines reduced operating income by approximately $7 million. The after-tax effect of this item reduced net earnings by approximately $4.5 million (or four cents per share);
                 o charges incurred by Ingersoll-Dresser Pump Company (IDP) for the closing of a steel foundry, reduced operating income by approximately $5.4 million. This item affected the company's earnings by approximately $2 million (or two cents per share);
                 o a gain on the sale of an investment benefitted the first six months results by $4.8 million ($3.0 million after-tax, or three cents per common share).

                 The company reported net earnings of $166.8 million, or $1.56 per common share, for the first six months of 1996. Net earnings for the first half of 1995 totalled $112.9 million, or $1.07 per common share. Net earnings from Clark for the first six months of 1996 resulted in income of $24.6 million, or 23 cents per common share. Net earnings from Clark and the loss associated with the sale of the company's domestic paving equipment business resulted in a net loss of $2.0 million, or two cents per share, during the first six months of 1995.

                 A partial liquidation of LIFO inventories lowered costs during the first six months of 1996 by $2.3 million (approximately $1.4 million after-tax or one cent per common share). There was no partial liquidation of LIFO inventories during the first six months of 1995. Foreign exchange losses for the first six months of 1996 decreased net earnings by $2.4 million or two cents per share as compared to foreign exchange losses of $4.3 million or four cents per share for the comparable 1995 period.

                                INGERSOLL-RAND COMPANY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)

                 The ratio of cost of goods sold to sales for both the second quarter and first half of 1996 with or without considering the operating performance of Clark, remained approximately the same over the comparable periods in 1995. The ratio of administrative, selling and service engineering expenses to sales for both the second quarter and first six months of the year with or without Clark related activities improved over the comparable periods in 1995.

                 Other income (expense) aggregated $(0.5) million of net expense for the three months ended June 30, 1996, a decrease of $4.9 million over the other income reported for 1995's second quarter.
        The second quarter decrease in other income(expense) was attributed to increased losses from foreign exchange activities and an increase in miscellaneous expenses when compared to the amounts reported for the three-month period ended June 30, 1995. For the first six months of 1996, other income (expense) totalled $(1.9) million, a slight increase of $0.3 million over the $(1.6) million of other expense reported for the first six months of 1995. This unfavorable change was primarily the net effect of two positive and two negative items. The positive items included the first quarter gain on the sale of an investment and a reduction in losses from foreign currency activities. Offsetting these items were a reduction in the company's portion of earnings from its partially-owned equity companies and an increase in miscellaneous expense.

                 IDP is a partnership between Dresser Industries, Inc. (Dresser) and the company. The IDP minority interest represents Dresser's interest in the operating results of IDP. During the second quarter of 1996, the minority interest charge totalled $4.2 million, which indicates that IDP generated net earnings at the partnership level of approximately $8.6 million. For the first half of 1996, the minority interest charge totalled $4.3 million, which indicates that IDP generated approximately $8.8 million of net earnings at the partnership level for the first six months of the year. For the second quarter and first six months of 1995, the minority interest charge for IDP was $3.1 million and $5.4 million, respectively.

                 The company's pretax profits for its 49-percent interest in Dresser-Rand Company (another partnership between Dresser and the company) totalled $7.0 million for the second quarter of the year and $7.5 million for the first half of 1996. This compares to income of $5.0 million for the second quarter of 1995 and $5.3 million for the six months ended June 30, 1995. The second-quarter increase was attributable to strength in Dresser-Rand's markets as compared to a year ago.

                 Interest expense for the second quarter and first six months of 1996 was $32.1 million and $63.4 million, respectively. The interest expense reported for the quarter and the six months of 1996 was almost evenly divided between normal interest expense from the

                                INGERSOLL-RAND COMPANY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)

        combined operations of Ingersoll-Rand and Clark, and interest expense associated with the Clark acquisition. Interest expense for the second quarter of 1995 totalled $18.1 million and $27.0 million for the first six months of 1995.

                 The company's effective tax rate for both the second quarter and first six months of 1996 was 37.0 percent. The company's effective tax rate for the second quarter and first six months of 1995 were 37.7 percent and 37.0 percent, respectively. The company's effective tax rate differs from the statutory rate of 35.0 percent mainly due to the nondeductibility of goodwill associated with the Clark acquisition. In addition, the rate is also higher than the statutory rate because of state income taxes and some foreign earnings being taxed at higher rates. The effective tax rate for the full year of 1995 was 37.0 percent.

                 The consolidated results for both the second quarter and first six months of the year benefitted from business improvements in most of the company's domestic markets (including construction, housing and general industrial). International business has generally reflected increases during the first six months of 1996 when compared to the comparable period in 1995. Incoming orders for the second quarter of the year totalled $1.7 billion and represent an increase of 24 percent over the 1995 second quarter. New orders associated with Clark totalled approximately $340 million. Second quarter bookings, excluding Clark, were up eight percent and reflected strong domestic growth and modest softness in selected international areas. The company's backlog of orders at June 30, 1996 and December 31, 1995, believed by it to be firm, was approximately $1.6 billion. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.


        Liquidity and Capital Resources

                 The company's financial position at June 30, 1996 was comparable to its position at December 31, 1995. In the first six months of 1996, working capital increased by approximately $18.5 million to $1,034.9 million at June 30, 1996 from December 31, 1995's balance of $1,016.4 million. The current ratio at June 30, 1996 was
        1.8 to 1, unchanged from December 31, 1995.

                 The company's cash and cash equivalents decreased by $63.7 million during the first six months of 1996 to $73.6 million from $137.3 million at December 31, 1995. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate changes should be considered. Cash flows from operating activities provided $81.0

                                INGERSOLL-RAND COMPANY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)

        million, investing activities used $89.6 million and financing activities used $62.7 million. Exchange rate changes during the first six months of 1996 increased cash and cash equivalents by $7.6 million.

                 Receivables totalled $1.2 billion at June 30, 1996, which represents a $64.8 million increase from the amount reported at December 31, 1995. This increase was due to the inclusion of receivables from the Steelcraft acquisition and the effect of a strong selling period towards the end of the second quarter, offset by the effect of translation, dispositions and aggressive collection efforts.

                 Inventories totalled $949.2 million at June 30, 1996, approximately $36.6 million higher than the December 31, 1995 level. The activity during the first half of 1996 represents the net effect of increased sales and acquisitions and dispositions, offset by a decrease of $9.3 million due to the effect of currency translation on the international inventories.

                 Intangible assets increased approximately $45 million. This net increase came from the first quarter acquisition of Steelcraft offset by amortization.

                 Long-term debt, including current maturities, at the end of the first six months of the year, totalled $1.4 billion. The company's June 30, 1996 debt-to-total capital ratio was 43 percent, which reflects continuing improvement from the 45 percent ratio at December 31, 1995.

                 During the first six months of 1996, foreign currency adjustments resulted in a net decrease of $14.3 million in shareowners' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Australia, Belgium, France, Germany, Italy, Japan, South Africa and Spain accounted for over 90 percent of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by currency fluctuations in the first six months of 1996.


        Environmental Matters

                 Environmental matters at June 30, 1996 remain substantially unchanged from December 31, 1995. The company has been identified as a potentially responsible party in environmental proceedings brought under both the federal Superfund law and state remediation laws, involving 38 sites within the United States. For all sites, there are other potentially responsible parties, and in most instances, the company's involvement is minimal. Although there is a possibility that a responsible party might have to bear more than its proportional share of site clean-up costs, if other responsible

                                INGERSOLL-RAND COMPANY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)

        parties fail to make contributions, the company has not yet had, and to date there is no indication that it will have, to bear more than its proportional share of clean-up costs at any site. The company also is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities. Additionally, Clark is a defendant in a lawsuit filed by the United States Environmental Protection Agency that seeks civil penalties for alleged violations of the Clean Water Act, arising out of the discharge of certain metal finishing wastewaters generated at an active manufacturing facility. Although uncertainties regarding environmental technology, state and federal regulations, insurance coverage and individual site information make estimating the liability difficult, management believes that the total liability for the cost of environmental remediation will not have a material effect on the financial condition, the results of operations, liquidity or cash flows of the company. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies and the company does not discount its liability or assume any insurance recoveries.


        Acquisitions

                 On January 31, 1996 the company acquired the Steelcraft Division of MascoTech, Inc., which manufactures a wide range of cold-rolled and galvanized steel doors for use primarily in nonresidential construction. The acquisition was paid for in cash and the assumption of certain liabilities. Steelcraft is now a division of the Architectural Hardware Group.

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


        Dispositions

                 On March 26, 1996, the company sold most of the assets of the Pulp Machinery Division for approximately $122.3 million to Beloit Corporation, a subsidiary of Harnischfeger Industries, Inc., realizing a pretax gain of $45 million. In addition, in March 1996, the company sold an investment in CAPCO Automotive Products Corporation for a pretax gain of $4.8 million.

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

        Review of Business Segments

                  The Standard Machinery Segment reported sales of $798.8 million during the second quarter of 1996, which represents a 47-percent increase from the $543.5 million for the same quarter of last year. This segment includes the operating results since acquisition of all Clark operations, with the exception of the Clark-Hurth unit. Excluding the sales from the Clark unit, the second-quarter sales for this segment were $480.9 million, or 6.9 percent over last year's second-quarter total. Operating income for the quarter was $100.3 million and represents a 102-percent improvement over the $49.7 million reported for the three months ended June 30, 1995. Excluding the Clark operations, second-quarter operating income would have been $49.2 million, a 34-percent improvement over 1995's second quarter. For the first half of 1996, the segment's net sales totalled $1,487.3

                                INGERSOLL-RAND COMPANY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)

        million, which was 57.9-percent above the $942.2 million reported for the comparable 1995 period. Excluding the Clark operations, operating income for the first six months of 1996 would have been $61.9 million, and it included approximately $16 million of noncomparable charges due to actions taken by the company during the first quarter of the year. Stronger domestic and international markets helped the traditional Construction and Mining and Air Compressor groups report increased sales when compared to the 1995 figures.

                 Engineered Equipment Segment's sales for the second quarter of the year totalled $336.0 million, which were $60.4 million higher than 1995's second-quarter total of $275.6 million. This segment's activities include the operating results of the Clark-Hurth unit, but exclude the results of the Pulp Machinery Division which was sold during the first quarter of 1996. Excluding the Clark-Hurth sales, second quarter sales for the segment were $244.9 million. Operating income for the quarter totalled $12.0 million, a modest improvement over the $11.1 million reported for 1995's second quarter. Clark-Hurth operated essentially at break-even for the second quarter of 1996, principally because of the poor economic situation in its German markets. For the first six months of 1996, the segment reported sales of $676.2 million. Operating income for the first half of 1996 was $63.4 million. Second-quarter sales for IDP were up over 10 percent and their operating income was more than double the amount reported for the three months ended June 30, 1995. IDP's sales for the first six months of 1996 were slightly above the amount reported for the first half of 1995, while the operating income for the six months ended June 30, 1996 was down slightly from the prior year's comparable period. The remaining portion of the Process Systems Group reported a modest increase in its second-quarter sales and operating income compared to 1996 second-quarter results.

                 The Bearings, Locks and Tools Segment reported sales of $627.1 million for the three months ended June 30, 1996, a 9.4-percent increase over last year's second-quarter total of $573.0 million. Operating income was $74.7 million, as compared to the 1995 second-quarter level of $67.7 million. For the first six months of 1996, the segment reported net sales of $1.2 billion, 6.7-percent above the amount reported in the comparable period of 1995.
        Operating income for the first half of 1996, totalled $132.1 million compared to $123.0 million reported for the six months ended June 30, 1995.

                 The Bearings and Components Group's sales and operating income in the second quarter of 1996 were approximately five-percent higher than in the 1995 second quarter. Sales and operating income of the Bearings and Components Group for the six months ended June 30, 1996 were both up slightly.

                                INGERSOLL-RAND COMPANY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)

                 Sales in the Architectural Hardware Group for the three and the six months ended June 30, 1996 were up approximately 25 percent, with half of the increase attributed to the January 31, 1996 acquisition of Steelcraft. Operating income for the group was up over fifteen percent, when compared to the amounts reported for the three and six months ended June 30, 1995.

                 The Production Equipment Group's sales for the second quarter of 1996 were slightly above the amounts reported for the three months ended June 30, 1995, while operating income was up over 10 percent for the 1996 second quarter. Sales and operating income of the Production Equipment Group for the six months ended June 30, 1996 decreased slightly from last year's amounts for the comparable period.


        Safe Harbor Statement

                 Information provided by the Company in reports such as this report on Form 10-Q, in press releases and in statements made by employees in oral discussions, to the extent the information is not historical fact, constitutes "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward looking statements by their nature involve risk and uncertainty.

                 The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ from those expected by the Company: changes in the rate of economic growth in the United States and in other major international economies such as Germany; significant changes in trade, monetary and fiscal policies worldwide; currency fluctuations among the U.S. dollar and other currencies; demand for Company products; distributor inventory levels; failure to achieve the Company's productivity targets; and, competitor actions including unanticipated pricing actions or product and cost reduction strategies.


                                                                                  PART I - EXHIBIT 11
                                                                                  Page 1 of 2
                                              INGERSOLL-RAND COMPANY
                           COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                                      (in thousands except per share figures)

                                                         Three Months Ended          Six Months Ended
                                                               June 30,                  June 30,
        PRIMARY EARNINGS PER SHARE (NOTE 1):               1996        1995         1996         1995

        Net earnings applicable to common stock          $ 92.3      $ 66.6       $166.8       $112.9

        Average number of common shares outstanding       107.4       105.7        107.2        105.6

        PRIMARY EARNINGS PER SHARE                        $0.86       $0.63        $1.56        $1.07

        FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)

        Net earnings for the period                      $ 92.3      $ 66.6       $166.8       $112.9

        Adjusted shares:
        Average number of common shares outstanding       107.4       105.7        107.2        105.6
        Number of common shares issuable
          assuming exercise under incentive
          stock plans                                        .6          .5           .6           .5
        Average number of outstanding shares,
          as adjusted for fully diluted earnings
          per share calculations                          108.0       106.2        107.8        106.1

        FULLY DILUTED EARNINGS PER SHARE                  $0.86       $0.62        $1.55        $1.06


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

                                INGERSOLL-RAND COMPANY

                             PART II. - OTHER INFORMATION


        Item 1 - Legal Proceedings

                 In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for the clean-up of approximately 38 waste sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters, including the one discussed below, are not expected to have a material adverse affect on the results of operations, financial condition, liquidity or cash flows.

                 On October 5, 1992, the United States Environmental Protection Agency (EPA) issued a Finding of Violation and Order for Compliance (Order) alleging that Clark failed to comply with the pretreatment regulations promulgated pursuant to Section 306 and 307 of the Clean Water Act. The Order alleged that certain metal finishing wastewaters generated at the Clark Melroe facility in Gwinner, North Dakota were discharged into the Publicly Owned Treatment Works (POTW) operated by the City of Gwinner in violation of the applicable pretreatment regulations. The Order also alleged that Clark failed to comply with the discharge limitations for metal finishing wastewater and all related reporting requirements. Clark has taken all actions required of it under the Order.

                 On April 29, 1994, in United States of America v. Clark Equipment Company d/b/a Melroe Company, the U.S. filed suit against Clark in the United States District Court for the District of North Dakota. The complaint sought (i) to permanently enjoin Clark to comply fully with all applicable requirements of the Clean Water Act and Regulations and (ii) civil penalties against Clark of up to $25,000 per day for each violation for (a) alleged discharges of pollutants in violations of the effluent limitations contained in the pretreatment regulations, (b) a failure to submit timely and complete reports and (c) a failure to sample and analyze its regulated wastewater prior to discharge into the POTW. On July 17, 1996, a stipulation of settlement between the U.S. and Clark was lodged with the court for a public notice and comment period. In the stipulation, Clark agrees to pay a $250,000 civil penalty and the U.S. agrees to dismiss its suit. Subject to the comment period, which expires on August 9, 1996, the stipulation of settlement will be entered on the court docket and will be final.


        Item 4 - Submission of Matters to a Vote of Security Holders

                 At the Annual Meeting of Shareholders of the company held on April 26, 1996, the shareholders, in addition to electing directors, ratified the appointment of Price Waterhouse LLP as independent accountants of the company for the year ending December 31, 1996 (the vote for such proposal being 91,609,506 shares for, 201,422 shares against and 240,180 shares abstaining).

                                INGERSOLL-RAND COMPANY

                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INGERSOLL-RAND COMPANY
                                            (Registrant)






        Date    August 9, 1996          /S/ T.F. McBride
                                       T.F. McBride, Senior Vice
                                       President & Chief Financial Officer

                                       Principal Financial Officer



        Date    August 9, 1996          /S/ R.A. Spohn
                                       R.A. Spohn, Controller -
                                       Accounting and Reporting

                                       Principal Accounting Officer