Form 10-Q
period 1996-09-30
INGERSOLL RAND CO
filed 1996-11-13
CIK 50485

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996
                                          or

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


     The number of shares of common stock outstanding as of October 31, 1996 was 109,453,782.



                                INGERSOLL-RAND COMPANY
                                      FORM 10-Q
                                        INDEX






     PART I.  FINANCIAL INFORMATION                                      Page

              Condensed Consolidated Balance Sheet at
              September 30, 1996 and December 31, 1995                     3

              Condensed Consolidated Income Statement for the
              three and nine months ended September 30, 1996 and 1995      4

              Condensed Consolidated Statement of Cash Flows
              for the nine months ended September 30, 1996 and 1995        5

              Notes to Condensed Consolidated Financial Statements        6-9

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10-19

              Exhibit 11 - Computations of Primary and
              Fully Diluted Earnings Per Share                           20-21


     PART II. OTHER INFORMATION

              Item 1 - Legal Proceedings                                   22


     SIGNATURES                                                            23

                            PART I.  FINANCIAL INFORMATION

                                INGERSOLL-RAND COMPANY

                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (in millions)

                                        ASSETS
                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1996             1995
     Current assets:
         Cash and cash equivalents                     $  115.2        $  137.3
         Marketable securities                              9.4             9.3
         Accounts and notes receivable, net of
           allowance for doubtful accounts              1,085.3         1,109.9
         Inventories                                      924.7           912.6
         Prepaid expenses and deferred taxes              210.0           176.5
         Assets held for sale                              51.0              --
           Total current assets                         2,395.6         2,345.6

     Investments and advances:
         Dresser-Rand Company                             136.6            93.9
         Partially-owned equity companies                 220.2           223.3
                                                          356.8           317.2

     Property, plant and equipment, at cost             2,262.7         2,205.2
         Less - accumulated depreciation                  975.3           926.8
           Net property, plant and equipment            1,287.4         1,278.4

     Intangible assets, net                             1,305.8         1,253.6
     Deferred income taxes                                140.9           134.8
     Other assets                                         220.1           233.7

            Total assets                               $5,706.6        $5,563.3

                                LIABILITIES AND EQUITY
     Current liabilities:
         Loans payable                                 $  264.9        $  155.4
         Accounts payable and accruals                  1,181.4         1,173.8
           Total current liabilities                    1,446.3         1,329.2

     Long-term debt                                     1,168.9         1,304.4
     Postemployment liabilities                           840.2           832.1
     Ingersoll-Dresser Pump Company minority interest     113.1           170.8
     Other liabilities                                    139.3           131.3

     Shareowners' equity:
         Common stock                                     220.5           219.4
         Other shareowners' equity                      1,778.3         1,576.1
           Total shareowners' equity                    1,998.8         1,795.5

           Total liabilities and equity                $5,706.6        $5,563.3

     See accompanying notes to condensed consolidated financial statements.


                                              INGERSOLL-RAND COMPANY

                                     CONDENSED CONSOLIDATED INCOME STATEMENT
                                      (in millions except per share figures)



                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                   1996          1995           1996          1995

        Net sales                               $1,595.8      $1,521.3       $4,962.5      $4,099.0
        Cost of goods sold                       1,206.7       1,163.2        3,753.4       3,107.3
        Administrative, selling and service
          engineering expenses                     240.4         239.0          733.5         664.7
        Operating income                           148.7         119.1          475.6         327.0
        Interest expense                           (28.1)        (32.4)         (91.5)        (59.4)
        Other income (expense), net                  4.9           5.6            3.0           4.0
        Dresser-Rand income                          8.5           6.0           16.0          11.3
        Ingersoll-Dresser Pump
          minority interest                         (4.0)         (0.2)          (8.3)         (5.6)
        Earnings before income taxes               130.0          98.1          394.8         277.3
        Provision for income taxes                  48.1          36.3          146.1         102.6

        Net earnings                            $   81.9      $   61.8       $  248.7      $  174.7

        Average number of common
          shares outstanding                       107.7         106.1          107.4         105.8

        Net earnings per common share             $ 0.76        $ 0.58         $ 2.32        $ 1.65

        Dividends per common share                $0.205        $0.185         $0.575        $0.555



        See accompanying notes to condensed consolidated financial statements.

                                 INGERSOLL-RAND COMPANY

                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (in millions)

                                                           Nine Months Ended
                                                             September 30,

                                                           1996         1995
        Cash flows from operating activities:
          Net earnings                                  $ 248.7    $   174.7
          Adjustments to arrive at net cash
            provided by operating activities:
          Depreciation and amortization                   154.5        131.9
          (Gain)/loss on sale of businesses               (45.1)         7.1
          Realignment of operations                        30.4           --
          Equity earnings/loss, net of dividends          (16.1)       (27.2)
          Minority interest in earnings                    10.3          7.7
          Deferred income taxes                           (25.5)        (0.1)
          Other noncash items                              (1.9)         0.2
          Changes in other assets and
            liabilities, net                             (159.0)      (109.8)
          Net cash provided by operating activities       196.3        184.5

        Cash flows from investing activities:
          Capital expenditures                           (143.5)      (157.9)
          Proceeds from sales of property, plant
            and equipment                                  31.2         13.5
          Acquisitions, net of cash                      (130.5)    (1,136.5)
          Proceeds from business dispositions             122.6           --
          Increase in marketable securities                (4.6)        (5.0)
          Cash advances (to) from equity companies        (32.8)        22.5
          Net cash used in investing activities          (157.6)    (1,263.4)

        Cash flows from financing activities:
          Increase in short-term borrowings                 4.6        108.5
          Proceeds from long-term debt                       .1        902.7
          Payments of long-term debt                      (27.7)       (16.9)
          Net change in debt                              (23.0)       994.3
          Proceeds from sale of treasury
            stock to LESOP                                   --        104.3
          Dividends paid                                  (61.8)       (58.7)
          Other                                            15.0         13.7
          Net cash (used in) provided by financing
            activities                                    (69.8)     1,053.6

        Effect of exchange rate changes
          on cash and cash equivalents                      9.0          5.0

        Net decrease in cash and cash equivalents         (22.1)       (20.3)
        Cash and cash equivalents -
          beginning of period                             137.3        207.0
        Cash and cash equivalents - end of period       $ 115.2    $   186.7

        See accompanying notes to condensed consolidated financial statements.

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and nine months ended September 30, 1996 and 1995.

        Note 2 - In late May 1995, the company acquired Clark Equipment Company (Clark). The results of Clark's operations have been included in the consolidated financial statements from the acquisition date. The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1995, reflect the acquisition as though it occurred at the beginning of the period after adjustments for the impact of interest on acquisition debt, depreciation and amortization of assets, including goodwill, to reflect the preliminary purchase price allocation, and the elimination of Clark's income from discontinued operations related to its disposition of its investment in VME Group N.V. (in millions except per share amounts):

                 For the nine months ended September 30              1995
                   Sales                                           $4,716
                   Net earnings                                       188
                   Earnings per share                               $1.78

                 It should be noted that the above pro forma amounts were adversely affected by the loss on the sale of the company's domestic paving business, which was a preacquisition requirement to the Clark purchase. The above pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the period. Further, the pro forma results are not intended to be a projection of future results of the combined companies, as it should be noted that the Club Car portion of the Clark acquisition tends to concentrate the majority of its yearly operating profit during the first half of the year.

        Note 3 - On January 31, 1996, the company acquired for $94.8 million of cash and the assumption of certain liabilities, the Steelcraft Division of MascoTech, Inc. Steelcraft manufactures a wide range of cold-rolled and galvanized steel doors for use primarily in nonresidential construction. On August 27, 1996, the company acquired for $34.2 million, substantially all of the assets of Zimmerman International Corp. (Zimmerman). Zimmerman manufactures equipment and systems that assist in handling or lifting

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 3 - Continued:
                 tools, components and materials for a variety of industrial operations.

                 All transactions have been accounted for as purchases, with the results included since their respective acquisition dates. Pro forma results assuming the acquisitions had occurred at the beginning of the year would not have been significantly different than those reported.

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

        Note 7 - On September 28, 1995, the company sold 2,878,008 shares of its Common Stock held in treasury to the Clark Equipment Company Leveraged Employee Stock Ownership Plan (the LESOP), for a price of $36.25 per share (the closing price of the Common Stock on September 27, 1995 on the New York Stock Exchange) or an aggregate of approximately $104.3 million. At September 30, 1996, approximately 1.6 million of these shares remain unallocated and the amount paid by the LESOP for those unallocated shares is classified as a reduction of shareowners' equity pending allocation to participants. The unallocated shares will be allocated to participants in the LESOP (which now includes employees of the company as well as those of Clark) as provided under its terms.

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 8 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                              September 30,     December 31,
                                                  1996              1995

                   Raw materials and supplies      $  211.6         $  211.8
                   Work-in-process                    364.2            326.1
                   Finished goods                     516.2            538.5
                                                    1,092.0          1,076.4
                   Less - LIFO reserve                167.3            163.8
                   Total                           $  924.7         $  912.6

                 Work-in-process inventories are stated after deducting customer progress payments of $23.3 million at September 30, 1996 and $38.8 million at December 31, 1995.

        Note 9 - The company's investment in the Dresser-Rand partnership at September 30, 1996 and December 31, 1995 was $141.4 million and $182.8 million, respectively. The company owed Dresser-Rand $4.8 million at September 30, 1996 and $88.9 million at December 31, 1995. During the first quarter of 1996, Dresser-Rand distributed $100 million proportionally to its partners (the company's share was $49 million) which was offset against its advances to the partners.

                 The summarized financial position of Dresser-Rand was as follows (in millions):
                                              September 30,     December 31,
                                                  1996              1995

                   Current assets                    $469.6           $457.2
                   Property, plant and
                     equipment, net                   245.4            239.3
                   Other assets and investments        33.1             27.2
                                                      748.1            723.7
                   Deduct:
                   Current liabilities                284.7            341.4
                   Noncurrent liabilities             183.5            200.8
                                                      468.2            542.2
                   Net partners' equity
                     and advances                    $279.9           $181.5

                                INGERSOLL-RAND COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


        Note 9  -  Continued:
                   Net sales of Dresser-Rand were $835.2 million for the nine months ended September 30, 1996 and $749.6 million for the nine months ended September 30, 1995; and gross profit was $167.6 million and $150.3 million, respectively. Dresser-Rand's net income for the nine months ended September 30, 1996 was $32.7 million, as compared to $23.1 million for the nine months ended September 30, 1995.

        Note 10 -  In August 1996, the company agreed to sell the remaining assets of the Process Systems Group to Gencor Industries, Inc., subject to certain closing conditions. At September 30, 1996, the net assets subject to sale totalled $51.0 million and have been classified as current assets on the Condensed Consolidated Balance Sheet. The sale is expected to be completed during the fourth quarter of 1996 at a price in excess of the carrying value of the net assets. The Process Systems Group has been reported as part of the Engineered Equipment Segment.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS


               Net sales for the third quarter of 1996 totalled $1.6 billion, representing a 4.9-percent increase over last year's third-quarter total of $1.5 billion. Both quarters include three months of activity from Clark Equipment Company (Clark) which was acquired on May 31, 1995. Net sales excluding Clark, for the 1996 third quarter approximated $1.2 billion, a 3.8-percent increase over last year's third quarter.

               Operating income for the three months ended September 30, 1996 totalled $148.7 million, and represents a 24.9-percent improvement over the $119.1 million reported for the third quarter of 1995. Excluding Clark's results, operating income for the three months ended September 30, 1996 totalled $115.3 million which reflects a 17.9-percent improvement over the prior year's third quarter without Clark.

               The company reported third quarter net earnings of $81.9 million, or 76 cents per common share, versus $61.8 million, or 58 cents per common share for the three months ended September 30, 1995,
        reflecting an improvement of 32.5 percent.   Net earnings from Clark
        contributed approximately $5.6 million (or five cents per common share) to the company's results for the three months ended September 30, 1996, as compared to net income of approximately $0.4 million (or less than one cent per common share), in the similar quarter of 1995. The company's third-quarter net earnings, both including and excluding Clark's results, established a new third-quarter record. The company's strong third-quarter performance was based on both the solid results from Clark and from the company's historical lines of business. These lines of business reflected continued strength in domestic markets (principally general industrial, pump and housing markets) combined with an improvement in some of the company's international operations.

               There were no partial liquidations of LIFO (last-in, first out) inventories during the third quarter of either 1996 or 1995.
        Net gains from foreign exchange activity during the three months ended September 30, 1996 and 1995 benefitted net earnings by $0.7 million (or less than one cent per common share) and $1.4 million (or one cent per common share), respectively.

               For the first nine months of 1996, net sales amounted to $5.0 billion, a 21-percent improvement over last year's nine-month total. Sales for the first three quarters of the year, excluding
        Clark, would have exceeded last year's comparable sales level by approximately five percent. Operating income for the first nine months of 1996 totalled $475.6 million, which represents a 45-percent increase over the $327.0 million reported for the comparable 1995 period. Operating income for the first three quarters of 1996,

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        without Clark, increased by approximately 18 percent compared to 1995. In addition to the inclusion of Clark results, the following noncomparable items (recorded during the first quarter of the year) affected the company's results for the nine months ended September 30, 1996:

               o the net gain on the sale of the Pulp Machinery Division generated net earnings of approximately $28 million (or 26 cents per common share);
               o the charge to operating income for the realignment of the company's foreign operations (principally in Europe) totalled approximately $18 million. This charge reduced net earnings by approximately $11 million (or 11 cents per common share);
               o charges associated with the exit or abandonment of selected European product lines reduced operating income by approximately $7 million. The after-tax effect of this item reduced net earnings by approximately $4.5 million (or four cents per share);
               o charges incurred by Ingersoll-Dresser Pump Company (IDP) for the closing of a steel foundry, reduced operating income by approximately $5.4 million. This item affected the company's earnings by approximately $2 million (or two cents per share);
               o a gain on the sale of an investment benefitted the results by $4.8 million ($3.0 million after-tax, or three cents per common share).

               The company reported net earnings of $248.7 million, or $2.32 per common share, for the first nine months of 1996. Net earnings for the first three quarters of 1995 totalled $174.7 million, or $1.65 per common share. Net earnings from Clark for the first nine months of 1996 resulted in income of $30.2 million, or 28 cents per common share. Net earnings from Clark and the loss associated with the sale of the company's domestic paving equipment business resulted in a net loss of $1.6 million, or two cents per share, during the first nine months of 1995.

               A partial liquidation of LIFO inventories lowered cost of goods sold during the first nine months of 1996 by $2.3 million (approximately $1.4 million after-tax or one cent per common share). There were no partial liquidations of LIFO inventories during the first nine months of 1995. Foreign exchange losses for the first nine months of 1996 decreased net earnings by $1.7 million or two cents per common share as compared to foreign exchange losses of $2.9 million or three cents per common share for the comparable 1995 period.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               The ratio of cost of goods sold to sales for both the third quarter and first nine months of 1996 improved slightly over the comparable periods of 1995. The ratio of administrative, selling and service engineering expenses to sales for both the third quarter and first nine months of the year improved over the comparable periods in 1995.

               Other income (expense) aggregated $4.9 million of net income for the three months ended September 30, 1996, a decrease of $0.7 million over the other income reported for 1995's third quarter.
        This decline was the net effect of a reduction in the company's portion of earnings from its partially-owned equity companies and lower gains on foreign currency activity which were partially offset by higher gains from the sale of excess fixed assets. For the first nine months of 1996, other income (expense) totalled $3.0 million of net income, which was $1.0 million lower than the $4.0 million of net income reported for the first three quarters of 1995. This unfavorable change was primarily the net effect of two positive and two negative items. The positive items included gains on the sale of an investment and excess fixed assets combined with a reduction in losses from foreign currency activities. Offsetting these items were a marked reduction in the company's portion of earnings from its partially-owned equity companies and an increase in miscellaneous expenses.

               IDP is a partnership between Dresser Industries, Inc. (Dresser) and the company. The IDP minority interest represents Dresser's interest in the operating results of IDP. During the third quarter of 1996, the minority interest charge totalled $4.0 million, which indicates that IDP generated net earnings at the partnership level of approximately $8 million. For the first three quarters of 1996, the minority interest charge totalled $8.3 million, which indicates that IDP generated approximately $17 million of net earnings at the partnership level for the first nine months of the year. For the third quarter and first nine months of 1995, the minority interest charge for IDP was $0.2 million and $5.6 million, respectively.

               The company's pretax profits for its 49-percent interest in Dresser-Rand Company (another partnership between Dresser and the company) totalled $8.5 million for the third quarter of the year and $16.0 million for the first nine months of 1996. This compares to income of $6.0 million for the third quarter of 1995 and $11.3 million for the nine months ended September 30, 1995. The third-quarter increase was attributable to improvement in Dresser-Rand's markets as compared to a year ago.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               Interest expense for the third quarter and first nine months of 1996 was $28.1 million and $91.5 million, respectively. The interest expense reported for the quarter and the nine months of 1996 was almost evenly divided between normal interest expense from the combined operations of Ingersoll-Rand and Clark, and interest expense associated with the Clark acquisition. Interest expense for the third quarter of 1995 totalled $32.4 million and $59.4 million for the first nine months of 1995.

               The company's effective tax rate for the third quarter and first nine months of 1996 and 1995 was 37.0 percent. The company's effective tax rate differs from the statutory rate of 35.0 percent mainly due to the nondeductibility of goodwill associated with the Clark acquisition. In addition, the rate is also higher than the statutory rate because of state income taxes and some foreign earnings being taxed at higher rates. The effective tax rate for the full year of 1995 was 37.0 percent.

               The consolidated results for both the third quarter and first nine months of the year benefitted from business improvements in a number of the company's domestic markets (including general industrial, pump and housing markets). International business has generally reflected increases during the first nine months of 1996 when compared to the comparable period in 1995. Incoming orders for the third quarter of the year totalled $1.6 billion and represent an increase of 3.6 percent over the 1995 third quarter. New orders associated with Clark totalled approximately $300 million. Third quarter bookings, excluding Clark, were up 6.6 percent and reflected strong domestic growth and a decrease in selected international areas. The company's backlog of orders at September 30, 1996, believed by it to be firm, was approximately $1.6 billion. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.


        Liquidity and Capital Resources

               The company's financial position at September 30, 1996 reflected a moderate change from December 31, 1995, which was primarily caused by the reclassification of $132.5 million of Medium Term Notes (issued to partially finance the Clark acquisition) from the long-term debt classification to current maturities of long-term debt, because repayment will occur during the third quarter of 1997. A result of the reclassification is the reduction in working capital to $949.3 million at September 30, 1996, as compared to $1.0 billion at December 31, 1995. In addition, the reclassification changed the company's current ratio to 1.7 to 1 at September 30, 1996 from a ratio of 1.8 to 1 at December 31, 1995. However, it should be noted

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        that the company's debt-to-total capital ratio improved to 42 percent at September 30, 1996 from the 45 percent ratio at December 31, 1995.

               The company's cash and cash equivalents decreased by $22.1 million during the first nine months of 1996 to $115.2 million from $137.3 million at December 31, 1995. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate changes should be considered. Cash flows from operating activities provided $196.3 million, investing activities used $157.6 million and financing activities used $69.8 million. Exchange rate changes during the first nine months of 1996 increased cash and cash equivalents by $9.0 million.

               Receivables totalled $1.1 billion at September 30, 1996, which represents a $24.6 million decrease from the amount reported at December 31, 1995. This decrease was the net effect of dispositions, the classification of certain receivables as assets held for sale, aggressive collection efforts and translation partially offset by acquisitions and increased sales.

               Inventories totalled $924.7 million at September 30, 1996, approximately $12.0 million higher than the level at December 31, 1995. The activity during the first three quarters of 1996 represents the net effect of lower progress payments, increased sales and acquisitions, offset by dispositions, the classification of certain inventory as assets held for sale, and the effect of currency translation on the international inventories.

               Intangible assets increased approximately $52 million during the first nine months of 1996. This net increase came from the acquisitions of Steelcraft and Zimmerman partially offset by amortization during the period.

               Long-term debt, including current maturities, at September 30, 1996, totalled $1.4 billion. The company's September 30, 1996 debt-to-total capital ratio was 42 percent, which reflects continuing improvement from the 45 percent ratio at December 31, 1995.

               During the first nine months of 1996, foreign currency adjustments resulted in a net decrease of $13.5 million in shareowners' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in France, Germany, Italy, Japan, South Africa and Spain accounted for nearly all of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by currency fluctuations in the first nine months of 1996.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        Environmental Matters

               Environmental matters at September 30, 1996 remain substantially unchanged from December 31, 1995. The company has been identified as a potentially responsible party in environmental proceedings brought under both the federal Superfund law and state remediation laws, involving 38 sites within the United States. For all sites, there are other potentially responsible parties, and in most instances, the company's involvement is minimal. Although there is a possibility that a responsible party might have to bear more than its proportional share of site clean-up costs, if other responsible parties fail to make contributions, the company has not yet had, and to date there is no indication that it will have, to bear more than its proportional share of clean-up costs at any site. The company also is engaged in site investigations and remedial activities to address environmental cleanup from past operations at
        current and former manufacturing facilities.   Although uncertainties
        regarding environmental technology, state and federal regulations, insurance coverage and individual site information make estimating the liability difficult, management believes that the total liability for the cost of environmental remediation will not have a material effect on the financial condition, the results of operations, liquidity or cash flows of the company. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies and the company does not discount its liability or assume any insurance recoveries.


        Acquisitions

               On August 27, 1996, the company acquired the business and assets of Zimmerman International Corp., which manufactures equipment and systems that assist in handling or lifting tools, components and materials for a variety of operations. The acquisition was paid for in cash and the assumption of certain liabilities. Zimmerman's business is now part of Tool and Hoist, a division of the Production Equipment Group.

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

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               In May 1995, the company acquired Clark Equipment Company for a cash price of $86 per share. Clark's business is the design, manufacture and sale of compact construction machinery, asphalt paving equipment, axles and transmissions for off-highway equipment, and golf cars and utility vehicles. The total purchase price for Clark was approximately $1.5 billion after taking into account amounts paid in respect of outstanding stock options and certain transactions. Included among the assets acquired by the company (indirectly through the acquisition of the shares of Clark) are the Melroe Company, Blaw-Knox Construction Equipment Company, Clark-Hurth Components and Club Car, Inc. The Clark acquisition has been accounted for as a purchase and Clark's assets have been consolidated into the financial statements of the company.


        Assets Held for Sale and Dispositions

               In August 1996, the company agreed to sell the remaining assets of the Process Systems Group to Gencor Industries, Inc., subject to certain closing conditions. At September 30, 1996, the net assets subject to sale totalled $51.0 million and have been classified as current assets on the Condensed Consolidated Balance Sheet. The sale is expected to be completed during the fourth quarter of 1996 at a price in excess of the carrying value of the net assets. The Process Systems Group has been reported as part of the Engineered Equipment Segment.

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

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


        Review of Business Segments

               The Standard Machinery Segment reported sales of $694.3 million during the third quarter of 1996, which is 5.6 percent above 1995's third quarter level of $657.7 million. This segment includes the operating results since acquisition of all Clark operations, with the exception of the Clark-Hurth unit. Excluding the sales from Clark units, third-quarter sales for this segment were $424.4 million, slightly above last year's third-quarter total. Operating income for the quarter was $74.1 million and represents a 22-percent improvement over the $60.8 million reported for the three months ended September 30, 1995. Excluding the Clark operations, third-quarter operating income would have been $38.0 million, a five-percent improvement over 1995's third quarter. For the first nine months of 1996, the segment's net sales totalled $2.2 billion, which was 36.4 percent above the $1.6 billion reported for the comparable 1995 period. Operating income for the first three quarters of 1996 totalled $227.0 million, which was 56 percent higher than the $145.8 million reported for the comparable 1995 period. Excluding the Clark operations, operating income for the first nine months of 1996 would have been $100.1 million, including approximately $16 million of noncomparable charges due to actions taken by the company during the first quarter of the year. Stronger domestic and international markets helped the Air Compressor and Melroe groups report increased sales and operating income when compared to the third quarter of 1995.

               Engineered Equipment Segment's sales for the third quarter of the year totalled $301.2 million, which were $31.5 million lower than 1995's third-quarter total of $332.7 million. This segment's activities include the operating results of the Clark-Hurth unit, but exclude the results of the Pulp Machinery Division which was sold during the first quarter of 1996. Excluding the Clark-Hurth sales, third-quarter sales for the segment were $223.1 million. Operating income for the quarter totalled $8.7 million, a modest improvement over the $6.9 million reported for 1995's third quarter. Clark-Hurth operated essentially at break-even for the third quarter of 1996, principally because of the poor economic situation in German markets. For the first nine months of 1996, the segment reported sales of $977.4 million. Operating income for the first three quarters of 1996 was $72.1 million, as compared to $25.5 million for the comparable 1995 period. Third quarter sales for IDP increased approximately five percent and operating income improved significantly over the amounts reported for the three months ended September 30, 1995. IDP's sales for the first nine months of 1996 were more than five-percent higher than last year's nine month number and their 1996 operating income reflected a significant improvement over the comparable 1995 period. The remaining portion of the Process Systems Group reported a modest decrease in its third-quarter sales and operating income compared to 1995 third-quarter results.

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               The Bearings, Locks and Tools Segment reported sales of $600.3 million for the three months ended September 30, 1996, a 13.1-percent increase over last year's third-quarter total of $530.9 million. Operating income was $76.4 million, as compared to the 1995 third-quarter level of $63.8 million. For the first nine months of 1996, the segment reported net sales of $1.8 billion, 8.7 percent above the amount reported in the comparable period of 1995. Operating income for the first three quarters of 1996, totalled $208.5 million compared to $186.8 million reported for the nine months ended September 30, 1995.

               The Bearings and Components Group's sales in the third quarter of 1996 were approximately five percent higher than in the 1995 third quarter. Sales of the Bearings and Components Group for the nine months ended September 30, 1996 reflected a minor improvement over 1995's level with a comparable amount of operating income for both periods.

               Sales in the Architectural Hardware Group for the three and the nine months ended September 30, 1996 were over 30 percent above 1995's levels, with approximately half of the increase attributed to the January 31, 1996 acquisition of Steelcraft. Third-quarter operating income for the group also improved markedly over 1995's third quarter, which was depressed due to system integration problems.

               The Production Equipment Group's sales and operating income for the third quarter of 1996 were slightly above the amounts reported for the three months ended September 30, 1995. Sales and operating income of the Production Equipment Group for the nine months ended September 30, 1996 decreased slightly from last year's amounts for the comparable period.


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

                                INGERSOLL-RAND COMPANY

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (continued)


               The company cautions that a variety of factors could cause business conditions and results to differ from expected results contained in forward looking statements. The company continues to include among those factors the following: changes in the rate of economic growth in the United States and in other major international economies such as Germany; significant changes in trade, monetary and fiscal policies worldwide; currency fluctuations among the U.S. dollar and other currencies; demand for company products; distributor inventory levels; failure to achieve the company's productivity targets; and, competitor actions, such as unanticipated pricing actions or product and cost reduction strategies.

                                                                                  PART I - EXHIBIT 11
                                                                                  Page 1 of 2
                                              INGERSOLL-RAND COMPANY
                           COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                                      (in thousands except per share figures)

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,              September 30,
        PRIMARY EARNINGS PER SHARE (NOTE 1):               1996        1995         1996         1995

        Net earnings applicable to common stock          $ 81.9      $ 61.8       $248.7       $174.7

        Average number of common shares outstanding       107.7       106.1        107.4        105.8

        PRIMARY EARNINGS PER SHARE                        $0.76       $0.58        $2.32        $1.65

        FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)

        Net earnings for the period                      $ 81.9      $ 61.8       $248.7       $174.7

        Adjusted shares:
        Average number of common shares outstanding       107.7       106.1        107.4        105.8
        Number of common shares issuable
          assuming exercise under incentive
          stock plans                                        .7          .6           .6           .5
        Average number of outstanding shares,
          as adjusted for fully diluted earnings
          per share calculations                          108.4       106.7        108.0        106.3

        FULLY DILUTED EARNINGS PER SHARE                  $0.75       $0.58        $2.30        $1.64


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

                                INGERSOLL-RAND COMPANY

                             PART II. - OTHER INFORMATION


        Item 1 - Legal Proceedings

                 In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for the clean-up of approximately 38 waste sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

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

                 On April 29, 1994, in United States of America v. Clark Equipment Company d/b/a Melroe Company, the U.S. filed suit against Clark in the United States District Court for the District of North Dakota. The complaint sought (i) to permanently enjoin Clark to comply fully with all applicable requirements of the Clean Water Act and Regulations and (ii) civil penalties against Clark of up to $25,000 per day for each violation for (a) alleged discharges of pollutants in violations of the effluent limitations contained in the pretreatment regulations, (b) a failure to submit timely and complete reports and (c) a failure to sample and analyze its regulated wastewater prior to discharge into the POTW. On July 17, 1996, a stipulation of settlement between the U.S. and Clark was lodged with the court for a public notice and comment period. In the stipulation, Clark agreed to pay a $250,000 civil penalty and the U.S. agreed to dismiss its suit, subject to a comment period, which expired on August 9, 1996. The payment was made on September 5, 1996, and the suit dismissed on October 9, 1996.

                                INGERSOLL-RAND COMPANY

                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INGERSOLL-RAND COMPANY
                                            (Registrant)


        Date   November 13, 1996     By:  /S/ G.V. Geraghty
                                         G.V. Geraghty, Vice President
                                         and Comptroller





        Date   November 13, 1996          /S/ R.A. Spohn
                                         R.A. Spohn, Controller -
                                         Accounting and Reporting

                                         Principal Accounting Officer