Form 10-K
period 1996-12-31
INGERSOLL RAND CO
filed 1997-03-26
CIK 50485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996
                               or
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to

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

Registrant's telephone number, including area code:(201)573-0123 Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange
     Title of each class                 on which registered
   Series A Preference               New York, London and
     Stock Purchase Rights             Amsterdam Stock Exchanges
   Common Stock, $2 par value        New York, London and
                                       Amsterdam Stock Exchanges
Securities registered pursuant to Section 12(g) of the Act: None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]


The aggregate market value of common stock held by nonaffiliates on March 10, 1997 was $5,220,602,952 based on the closing price of such stock on the New York Stock Exchange. This includes the shares owned by the Registrant's Leveraged Employee Stock
Ownership Plan.


The number of shares of common stock outstanding as of March 10, 1997 was 109,786,546.


              DOCUMENTS INCORPORATED BY REFERENCE
  Annual Report to Shareowners for fiscal year ended December 31, 1996. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report, the 1996 Annual Report to Shareowners is not to be deemed filed as part of this report.
  Proxy Statement for Annual Meeting of Shareholders to be held on April 25, 1997. See Part III of this Form 10-K Annual Report for portions incorporated by reference. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year).

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

o On August 27, 1996, the company acquired for $34.3 million in cash and the assumption of certain liabilities, substantially all of the assets of Zimmerman International Corp. (Zimmerman). Zimmerman manufactures equipment and systems that assist in handling or lifting tools, components and materials for a variety of industrial operations.


o On January 31, 1996, the company acquired for $95.4 million in cash and the assumption of certain liabilities, the Steelcraft
  Division of MascoTech, Inc. Steelcraft manufactures a wide range of cold-rolled and galvanized steel doors for use primarily in nonresidential construction.

o In May 1995, the company acquired Clark Equipment Company (Clark) for approximately $1.5 billion in cash. Clark's business is the design, manufacture and sale of skid-steer loaders, compact excavators, agricultural equipment, asphalt paving equipment, transmissions for off-highway equipment (subsequently sold), golf cars and light utility vehicles.

        Dispositions that the company has made in recent years are as follows:

o On February 14, 1997, the company sold Clark-Hurth Components Group to Dana Corporation. At December 31, 1996, the net assets subject to sale totalled $265.7 million and have been classified as current assets on the Consolidated Balance Sheet. Clark-Hurth Components had been reported as part of the Engineered Equipment Segment.

o In August 1996, the company agreed to sell the remaining assets of the Process Systems Group to Gencor Industries,Inc. The sale was completed during the fourth quarter of 1996 at a price of approximately $58 million in cash for a pretax gain of approximately $10 million. The Process Systems Group had been reported as part of the Engineered Equipment Segment.

o On March 26, 1996, the company sold the assets of the Pulp Machinery Division (the largest unit in the Process Systems Group) for approximately $122.3 million to Beloit Corporation, a subsidiary of Harnischfeger Industries, Inc., for a pretax gain of $45 million. In addition, in March 1996, the company sold an investment for a gain of $4.8 million.

o In May 1995, the company sold the domestic paving equipment business to Champion Road Machinery Limited of Canada. The sale was a preacquisition requirement, in order to satisfy concerns of the United States Justice Department, prior to the Clark acquisition. The company incurred a $7.1 million pretax loss associated with this sale.

       During March 1997, the company was notified by regulatory authorities involved with the company's January 27, 1997, offer to acquire Newman Tonks Group PLC (Newman Tonks), that they would not challenge the proposed acquisition, valued at approximately $376 million (230 million pounds sterling). The company expects to complete its acquisition of Newman Tonks in April 1997.

Products
        The company manufactures and sells primarily nonelectrical machinery and equipment. Principal products include the following:


  Agricultural sprayers             Foundation drills
  Air balancers                     Golf cars
  Air compressors & accessories     Hoists
  Air dryers                        Industrial pumps
  Air logic controls                Lubrication equipment
  Air motors                        Material handling equipment
  Air tools                         Monitoring drills
  Architectural hardware trim       Needle roller bearings
  Asphalt compactors                Paving equipment
  Automated-parts washing           Pneumatic cylinders
    systems                         Pneumatic valves
  Automated production systems      Portable compressors
  Automotive components             Portable generators
  Ball bearings                     Portable light towers
  Blasthole drills                  Road-building machinery
  Compact hydraulic excavators      Rock drills
  Construction equipment            Rock stabilizers
  Diaphragm pumps                   Roller bearings
  Door closers                      Rotary drills
  Door hardware                     Rough-terrain forklifts
  Door locks                        Skid-steer loaders
  Engineered pumps                  Soil compactors
  Engine-starting systems           Spray-coating systems
  Exit devices                      Utility vehicles
  Extrusion pump systems            Waterjet-cutting systems
  Fastener-tightening systems       Water well drills
  Fluid-handling equipment          Winches

        These products are sold primarily under the company's name and also under other names including ABG, Aro, Blaw-Knox, Bobcat, Centac, Charles Maire, Club Car, Ecoair, Fafnir, Ingersoll-Dresser Pumps, Jeumont-Schneider Pumps, Klemm, LCN, McCartney, Melroe, Montabert, NREC, Pacific, Pleuger, Schlage, Spra-Coupe, Steelcraft, Torrington, Von Duprin, Worthington and Zimmerman.

        During the past three years, the division of the company's sales between capital goods and expendables has been in the approximate ratio of 58 percent and 42 percent, respectively. The company generally defines as expendables those products which are not capitalized by the ultimate user. Examples of such products are parts sold for replacement purposes, power tools and needle bearings.

        Additional information on the company's business and financial information about industry segments is presented in
Note 15 to the Consolidated Financial Statements included in the company's Annual Report to Shareowners for 1996, incorporated by reference in this Form 10-K Annual Report.

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

International Operations
        Sales to customers outside the United States, including domestic sales for export, accounted for approximately 41 percent of the consolidated net sales in 1996. Information as to operating income by geographic area is set forth in Note 15 to the Consolidated Financial Statements included in the company's Annual Report to Shareowners for 1996, incorporated by reference in this Form 10-K Annual Report. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the company's international operations.

Raw Materials
        The company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the company's products are purchased from numerous suppliers, and the company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog
        The company's approximate backlog of orders at December 31, 1996, believed by it to be firm, was $335 million for the Standard Machinery Segment, $369 million for the Engineered Equipment Segment and $638 million for the Bearings, Locks and Tools Segment as compared to $389 million, $636 million and $564 million, respectively, at December 31, 1995. These backlog figures are based on orders received. While the major portion of the company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead time and are often subject to revision, deferral, cancellation or termination. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Research, Engineering and Development
        The company maintains extensive research, engineering and development facilities for experimenting, testing and developing high quality products. The company employs approximately 2,000 professional employees for its research, engineering and development activities. The company spent $209 million in 1996, $190 million in 1995 and $155 million in 1994 on research, engineering and development.

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

Environmental Matters
        The company has been and continues to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the company currently is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities, including the facilities added through the Clark acquisition.

        During 1996, the company spent approximately $8 million on capital projects for pollution abatement and control and an additional $6 million for environmental remediation expenditures at sites presently or formerly owned or leased by the company.
It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant, and the accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

        The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 39 federal Superfund and state remediations sites (including Clark-acquired PRP locations), excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

        Although uncertainties regarding environmental technology, state and federal laws and regulations and individual site information make estimating the liability difficult, management believes that the total liability for the cost of remediation and environmental lawsuits and claims will not have a material effect on the financial condition, results of operations liquidity or cash flows of the company for any year. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies and the company does not discount its liability or assume any insurance recoveries.

Employees
        There are approximately 40,100 employees of the company throughout the world, of whom approximately 26,300 work in the United States and 13,800 in foreign countries. Approximately 29 percent of the company's United States production and maintenance employees, who work in 12 plants, are represented by 7 unions. The company believes relations with its employees are good.

Item 2.   PROPERTIES
        The company's executive offices are located at Woodcliff Lake, New Jersey. Manufacturing and assembly operations are conducted in 49 plants in the United States; 5 plants in Canada; 25 plants in Europe; 7 plants in Asia; 6 plants in Latin America and 1 plant in Africa. The company also maintains various warehouses, offices and repair centers in the United States, Canada and abroad.

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

Standard Machinery
        This segment's products include machinery regularly used in general manufacturing and in industries such as mining and construction. Products range from blasthole drills used in mining and construction, small air compressors found worldwide in auto service stations, skid-steer loaders and golf cars. The segment is aligned into five operating groups: Air Compressor, Construction and Mining, Melroe, Club Car and Mining Machinery (which was sold in 1993). The segment's remaining manufacturing locations are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   11            3,321,000
        International              11            2,003,000

                Total              22            5,324,000

Engineered Equipment
  This segment is organized into three operating groups: Pump, Process Systems (which was sold in 1996) and Clark-Hurth (sold February 1997). The remaining products manufactured by this segment are predominantly pumps for diversified industrial use and specialty pumps for process, power generation and marine applications. The segment's remaining manufacturing facilities are as follows:
                                               Approximate
                          Number of Plants    Square Footage

        Domestic                    7            1,682,000
        International              15            1,883,000

                Total              22            3,565,000

Bearings, Locks and Tools
        This segment primarily serves the automotive, capital goods, energy and construction industries. Products in this segment include bearings for specialized and industrial application, locks and architectural hardware for residential and commercial buildings, air tools for industrial use, air winches, hoists and engine starting systems, and automated production systems for transportation equipment manufacturers. There are three operating groups in this segment: Bearings and Components Group, Production Equipment Group and Architectural Hardware Group (formerly known as Door Hardware Group). The segment's manufacturing facilities are as follows:
                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   31            6,743,000
        International              18            2,437,000

                Total              49            9,180,000

Item 3.   LEGAL PROCEEDINGS
        In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for off-site waste disposal cleanup of approximately 39 sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters are not expected to have a material adverse affect on the results of operations, financial condition, liquidity or cash flows.

        See also the discussion under Item 1 - Environmental
Matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended
December 31, 1996.


The following information is included in accordance with the provision of Part III, Item 10.
                        Date of
                       Service as    Principal Occupation and
                      an Executive   Other Information
Name and Age            Officer      for Past Five Years
James E. Perrella(61)     5/4/77     Chairman of the Board,
                                       President and Chief
                                       Executive Officer,
                                       Director (President and
                                       Director, 1992 - 1993)
J. Frank Travis(61)       2/7/90     Vice Chairman of the Board,
                                       (Executive Vice President
                                       1993-1996; Executive
                                       Vice President and
                                       President of the
                                       Production Equipment
                                       Group, 1994 - 1995; Vice
                                       President and President
                                       of the Bearings and
                                       Components Group, 1992 -
                                       1993)
Frank B. O'Brien (50)    3/10/97     Senior Vice President and
                                       Chief Financial Officer,
                                       (Nacco Industries, Inc.;
                                       Senior Vice President -
                                       Corporate Development and
                                       Chief Financial Officer,
                                       1994 - 1997; Senior Vice
                                       President - Corporate
                                       Development, 1993 - 1994;
                                       Vice President - Corporate
                                       Development 1987 - 1993)
William J. Armstrong(55)  8/3/83     Vice President and Treasurer
Paul L. Bergren(47)      12/2/92     Vice President, President
                                       of the Air Compressor
                                       Group, (President of
                                       Ingersoll-Rand Europe,
                                       1994 - 1997; Vice
                                       President and General
                                       Manager - Centrifugal Compressor
                                       Division, 1989 - 1992)
Gerard V. Geraghty (46)   5/2/96     Vice President and
                                       Comptroller (Controller -
                                       Operations, 1993 - 1996;
                                       Assistant Controller
                                       1988 - 1993)
Frederick W. Hadfield(60) 8/1/79     Vice President and President
                                       of Ingersoll Dresser Pump
                                       Company (Vice President,
                                       1979 - 1994)
Brian D. Jellison(51)     2/7/96     Vice President and President
                                       of the Architectural
                                       Hardware Group (President
                                       of the Door Hardware
                                       Group, 1994 - 1995;
                                       President, Von Duprin,
                                       1988 - 1994)
Daniel E. Kletter(58)     2/7/90     Vice President (Vice
                                       President and President of
                                       the Construction and
                                       Mining Group, 1989 - 1994)
Steven T. Martin (55)     5/2/96     Vice President and President
                                       of Production Equipment
                                       Group (President of
                                       Production Equipment Group
                                       1995 - 1996; Vice
                                       President and General
                                       Manager Fafnir Bearings
                                       Division of Torrington,
                                       1986 - 1995)
Patricia Nachtigal(50)   11/2/88     Vice President and General
                                       Counsel
Allen M. Nixon(56)        2/1/95     Vice President and President
                                       of Bearing and Components
                                       Group (Vice President and
                                       General Manager Torrington
                                       Needle Bearings Division,
                                       1983 - 1994)
James R. O'Dell(58)      12/3/88     Vice President
Nicholas J. Pishotti(56) 4/10/95     Vice President - Strategic
                                       Sourcing (General Manager,
                                       Aircraft Engine Sourcing
                                       Department, General
                                       Electric Company, 1988 -
                                       1995)
Donald H. Rice(52)        2/1/95     Vice President (Executive
                                       Director - Human Resources
                                       1994; Vice President,
                                       Human Resources - Bearings
                                       and Components Group, 1988
                                       - 1993)
Gerald E. Swimmer(52)     5/1/82     Vice President
R. Barry Uber(51)         2/7/90     Vice President and President
                                       of the Construction and
                                       Mining Group (Vice
                                       President and President of
                                       the Production Equipment
                                       Group, 1990 - 1994)
Ronald G. Heller(50)      2/6/91     Secretary and Assistant
                                       General Counsel

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

                                        Common Stock
                           High            Low         Dividend
1996
First quarter           $42 7/8        $35 1/8            $.185
Second quarter           44 3/8         37 1/4             .185
Third quarter            47 1/2         37 7/8             .205
Fourth quarter           47 5/8         40 5/8             .205
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

        There are no significant restrictions on the payment of dividends. The approximate number of record holders of common stock as of March 10, 1997 was 13,000.

Item 6.   SELECTED FINANCIAL DATA
        Selected financial data for the five years ended December 31, 1996, is as follows (in millions except per share amounts):

December 31               1996        1995        1994        1993      1992

Net sales             $6,702.9    $5,729.0    $4,507.5    $4,021.1  $3,783.8

Net earnings (loss)      358.0       270.3       211.1       142.5    (234.4)

Total assets           5,621.6     5,563.3     3,596.9     3,375.3   3,387.6

Long-term debt         1,163.8     1,304.4       315.9       314.1     355.6

Shareowners' equity    2,090.8     1,795.5     1,531.3     1,349.8   1,293.4

Earnings (loss) per
  common share           $3.33       $2.55       $2.00       $1.36    $(2.25)

Dividends per
  common share            0.78        0.74        0.72        0.70      0.69


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        Management's discussion and analysis of financial condition and results of operations is included as Financial Review and Management Analysis in Exhibit 13 - the Annual Report to Shareowners for 1996 and is incorporated by reference in this Form 10-K Annual Report.

Safe Harbor Statement
        Information provided by the company in this 1996 Annual Report on Form 10-K, in other such reports, in press releases and in statements made by employees in oral discussions may constitute or contain "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements by their nature involve risk and uncertainty.

        The company cautions investors that forward-looking statements are not guarantees of future performance. A variety of factors could cause business conditions and actual results to differ materially from expected results contained in forward-looking statements. The company includes among those factors the following: changes in the rate of economic growth in the United States and in other major international economies, such as Germany; impacts of unusual items resulting from ongoing evaluations of organizational structures, business strategies and acquisitions and dispositions; significant changes in trade, monetary and fiscal policies worldwide; currency fluctuations among the U.S. dollar and other currencies; demand for company products; distributor inventory levels; performance issues with key suppliers and subcontractors; failure to achieve the company's productivity targets; costs and effects of unanticipated legal and administrative proceedings; and, competitor actions, such as unanticipated pricing actions or product and cost reduction strategies.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        The following financial statements and supplementary financial information included in the accompanying Annual Report to Shareowners for 1996 are incorporated by reference in this Form 10-K Annual Report:

        (a) The consolidated financial statements and the report thereon of Price Waterhouse LLP dated February 4, 1997, are included as Exhibit 13 - the Annual Report to Shareowners
(excluding the Financial Review and Management Analysis) for
1996.

        (b)  The unaudited quarterly financial data for the
two-year period ended December 31, 1996, is as follows (in
millions except per share amounts):
                                                                 Earnings
                                                                      per
                       Net      Cost of   Operating        Net     common
1996                 sales   goods sold      income   earnings      share

First quarter     $1,604.9     $1,208.8      $150.6     $ 74.5      $0.70
Second quarter     1,761.9      1,338.0       176.3       92.3       0.86
Third quarter      1,595.8      1,206.7       148.7       81.9       0.76
Fourth quarter     1,740.3      1,276.4       207.9      109.3       1.01
  Year 1996       $6,702.9     $5,029.9      $683.5     $358.0      $3.33

1995

First quarter     $1,185.6     $  893.1      $ 89.2    $  46.3      $0.44
Second quarter     1,392.1      1,051.0       118.7       66.6       0.63
Third quarter      1,521.3      1,163.2       119.1       61.8       0.58
Fourth quarter     1,630.0      1,202.9       170.0       95.6       0.90
  Year 1995       $5,729.0     $4,310.2      $497.0     $270.3      $2.55

o The reductions in LIFO inventory quantities increased net earnings per share by $0.01 and $0.02 in the second and fourth quarters of 1996, respectively, and $0.02 in the fourth quarter of 1995.

o The first quarter of 1995 does not include the results of Clark Equipment Company (see Note 2 to the Consolidated Financial Statements included in the company's Annual Report to Shareowners for 1996, incorporated by reference in this Form 10-K Annual Report).


Item 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.



                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        The information required by Item 10 is (i) incorporated by reference in this Form 10-K Annual Report from pages 1 through 5, 17 and 18 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 1997, and (ii) included after Item 4 in Part I of this Form 10-K Annual Report.

Item 11.  EXECUTIVE COMPENSATION
        Information on executive compensation is incorporated by reference in this Form 10-K Annual Report from pages 7 through 17 of the company's definitive proxy statement for the Annual
Meeting of Shareholders to be held on April 25, 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
        Information on security ownership of directors and nominees, directors and officers as a group and certain beneficial owners is incorporated by reference in this Form 10-K Annual Report on pages 4 and 5 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 1997.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Information required by Item 13 is incorporated by reference in this Form 10-K Annual Report from page 17 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 1997.



                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1. and 2.    Financial statements and financial statement
                 schedules
                     The financial statements, together with the
                 report thereon of Price Waterhouse LLP dated
                 February 4, 1997, included as Exhibit 13
                 (excluding Financial Review and Management
                 Analysis) and the unaudited quarterly financial data included in Part II Item 8(b) are incorporated by reference in this Form 10-K
                 Annual Report. The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual Report to Shareowners for 1996.

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

(b)              Reports on Form 8-K
                 None.



                     INGERSOLL-RAND COMPANY

                 INDEX TO FINANCIAL STATEMENTS
               AND FINANCIAL STATEMENT SCHEDULES
                     (Item 14 (a) 1 and 2)


                                                          Form
                                                          10-K
Consolidated Financial Statements:
  Report of independent accountants                          *
  Consolidated balance sheet at
    December 31, 1996 and 1995                               *
  For the years ended December 31, 1996, 1995
    and 1994:
    Consolidated statement of income                         *
    Consolidated statement of shareowners'
      equity                                                 *
    Consolidated statement of cash flows                     *
  Notes to consolidated financial statements                 *
Selected unaudited quarterly financial data                 **

Financial Statement Schedule:
  Report of independent accountants on
    financial statement schedule                     See below
  Consolidated schedule for the years ended
    December 31, 1996, 1995 and 1994:
    Schedule II -- Valuation and Qualifying
      Accounts                                       See below


*     See Exhibit 13 - Ingersoll-Rand Company Annual Report to
    Shareowners for 1996.
**    See Item 8 - Financial Statements and Supplementary Data.
Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Financial statements of the company's 50 percent or less owned companies, are omitted because individually they do not meet the significant subsidiary test of Rule 3-09 of Regulation S-X.



              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Ingersoll-Rand Company:

Our audits of the consolidated financial statements referred to in our report dated February 4, 1997, which is included as part of Exhibit 13 - the Annual Report to Shareowners for 1996 of Ingersoll-Rand Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/S/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Morristown, New Jersey
February 4, 1997



               CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-60249) and to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-19445, No. 333-00829, No. 33-35229, No. 2-98258 and Post-Effective Amendment No. 4 to No. 2-64708) of Ingersoll-Rand Company of our report dated February 4, 1997, which is included as part of Exhibit 13 - the Annual Report to Shareowners for 1996, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on this page.



/S/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Morristown, New Jersey
March 26, 1997



                                                 SCHEDULE II



                     INGERSOLL-RAND COMPANY

               VALUATION AND QUALIFYING ACCOUNTS

      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                     (Amounts in millions)



                                 Additions
                                charged to
                    Balance at   costs and               Balance
                     beginning    expenses  Deductions    at end
Description            of year         (*)        (**)   of year

1996
Doubtful accounts       $38.3       $ 8.6       $12.6      $34.3

1995
Doubtful accounts       $25.9       $17.8       $ 5.4      $38.3

1994
Doubtful accounts       $22.1       $12.6       $ 8.8      $25.9







(*)    "Additions" include foreign currency translation.

(**) "Deductions" include accounts and advances written off, less recoveries.



                     INGERSOLL-RAND COMPANY
                       INDEX TO EXHIBITS
                          (Item 14(a))
Description
2 Agreement and Plan of Merger, dated as of April 9,
1995 by and among Ingersoll-Rand Company, CEC
Acquisition Corp. and Clark Equipment Company
(Incorporated by reference from Amendment No. 2 to Schedule 14D-1 with respect to the tender offer by CEC Acquisition Corp., a wholly-owned subsidiary of Ingersoll-Rand Company, for shares of Clark
Equipment Company.)

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

3 (iii) By-Laws of Ingersoll-Rand Company, as amended through September 4, 1996. (Filed herewith).

4 (i) Rights Agreement, dated as of December 7, 1988, as amended by Amendment No. 1 thereto dated as of December 7, 1994. Incorporated by reference from Form 8-A of Ingersoll-
Rand Company filed on December 12, 1988, and Form 8-A/A of Ingersoll-Rand Company filed December 15, 1994.

4 (ii) Indenture, dated as of August 1, 1996 between
Ingersoll-Rand Company and the Bank of New York, as
Trustee, as supplemented. (Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of the company's Form S-3
Registration Statement No. 33-39474).

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

10 (iii) (b) Ingersoll-Rand Company Directors Deferred
Compensation and Stock Award Plan. (Filed herewith).

10 (iii) (c) Forms of Contingent Compensation Agreements with Vice Presidents and/or Group Presidents of
Ingersoll-Rand Company.  (Filed herewith).

10 (iii) (d) Description of Bonus Arrangements for
Chairman, President and Staff Officers. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December 31, 1993. (See page 100 of the 1993 Form 10-K).

10 (iii) (e) Form of Change of Control Agreement with
Chairman and Chief Executive Officer of Ingersoll-Rand
Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended
December 31, 1995.  (See pages 48-64 of the 1995
Form 10-K).

10 (iii) (f) Form of Change of Control Agreement with selected executive officers other than Chairman of Ingersoll-Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended December 31, 1995. (See pages
65-84 of the 1995 Form 10-K).

10 (iii) (g) (1) Executive Supplementary Retirement
Agreement for selected executive officers.
Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended
December 31, 1993.  (See pages 127-132 of the
1993 Form 10-K).

10 (iii) (g) (2) Executive Supplementary Retirement
Agreement for selected executive officers. (Filed herewith).

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

10 (iii) (k) Restated Supplemental Pension Plan.
Incorporated by reference to Form 10-K of Ingersoll-Rand
Company for Fiscal Year Ended December 31, 1995.
(See pages 85-91 of the 1995 Form 10-K).

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

10 (iii) (p) Elected Officers Supplemental Plan.
Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended
December 31, 1995.  (See pages 92-108 of the 1995
Form 10-K).

10 (iii) (q) Selected Executive Officer Employment
Agreement. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for Fiscal Year Ended
December 31, 1995.  (See pages 109-111 of the 1995
Form 10-K).

10 (iii) (r) Executive Deferred Compensation and Stock
Award Plan. (Filed herewith).

10 (iii) (s) Senior Vice President and Chief Financial
Officer Employment Agreement. (Filed herewith).

11 (i)  Computation of Primary Earnings Per Share.
(Filed herewith).

11 (ii) Computation of Fully Diluted Earnings Per Share.
(Filed herewith).

12 Computations of Ratios of Earnings to Fixed Charges.
(Filed herewith).

13 Ingersoll-Rand Company Annual Report to
Shareowners for 1996. (Not deemed to be filed as part of this report except to the extent incorporated by reference).(Filed herewith).

18 Letter dated August 11, 1995 from Price Waterhouse
LLP regarding change in accounting method. Incorporated by reference to Form 10-Q of Ingersoll-Rand Company for the quarterly period ended June 30, 1995 reported under
Item 6, Exhibits.

21 List of Subsidiaries of Ingersoll-Rand Company.
(Filed herewith).

27 Financial Data Schedule.



                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INGERSOLL-RAND COMPANY
                                                  (Registrant)

                                   By      /S/  Frank B. O'Brien


                                   Date    March 26, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                 Date

                           Chairman, President,
                         Chief Executive Officer
                         and Director (Principal
/S/ James E. Perrella      Executive Officer)     March 26, 1997
(James E. Perrella)

                         Senior Vice President
                         Chief Financial Officer
                          (Principal Financial
/S/ Frank B. O'Brien            Officer)          March 26, 1997
 (Frank B. O'Brien)

                         Vice President and
                              Comptroller
                         (Principal Accounting
/S/ Gerard V. Geraghty          Officer)          March 26, 1997
 (Gerard V. Geraghty)


/S/ Theodore H. Black           Director          March 26, 1997
(Theodore H. Black)


/S/ Joseph P. Flannery          Director          March 26, 1997
(Joseph P. Flannery)


/S/ Constance J. Horner         Director          March 26, 1997
 (Constance J. Horner)


/S/ H. William Lichtenberger    Director          March 26, 1997
(H. William Lichtenberger)


/S/ Theodore E. Martin          Director          March 26, 1997
 (Theodore E. Martin)


/S/ Cedric E. Ritchie           Director          March 26, 1997
(Cedric E. Ritchie)


/S/ Orin R. Smith               Director          March 26, 1997
(Orin R. Smith)


/S/ Richard J. Swift            Director          March 26, 1997
(Richard J. Swift)


/S/ Frank Travis                Director          March 26, 1997
(J. Frank Travis)


/S/ Tony L. White               Director          March 26, 1997
(Tony L. White)