Form 10-Q
period 1997-03-31
INGERSOLL RAND CO
filed 1997-05-14
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1997
                                    or

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

The number of shares of common stock outstanding as of April 30, 1997 was 108,402,278.













                          INGERSOLL-RAND COMPANY

                                FORM 10-Q


                                  INDEX






PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at
         March 31, 1997 and December 31, 1996

         Condensed Consolidated Income Statement for the three months ended March 31, 1997 and 1996

         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Exhibit 11 - Computations of Primary and
         Fully Diluted Earnings Per Share




SIGNATURES



                      PART I.  FINANCIAL INFORMATION
                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                                 MARCH 31,    DECEMBER 31,
                                                   1997           1996
Current assets:
    Cash and cash equivalents                     $  466.1        $  184.1
    Marketable securities                              7.1             8.0
    Accounts and notes receivable, net of
       allowance for doubtful accounts             1,135.2         1,066.2
    Inventories                                      785.4           775.1
    Prepaid expenses and deferred taxes              258.3           236.5
    Assets held for sale                               -             265.7
       Total current assets                        2,652.1         2,535.6

Investments and advances:
    Dresser-Rand Company                             140.9           152.6
    Partially-owned equity companies                 213.8           223.6
                                                     354.7           376.2
Property, plant and equipment, at cost             2,083.4         2,103.7
    Less - accumulated depreciation                  970.4           958.3
       Net property, plant and equipment           1,113.0         1,145.4
Intangible assets, net                             1,172.6         1,178.0
Deferred income taxes                                131.2           162.6
Other assets                                         236.9           223.8

       Total assets                               $5,660.5        $5,621.6

                          LIABILITIES AND EQUITY
Current liabilities:
    Loans payable                                 $  172.5        $  162.3
    Accounts payable and accruals                  1,161.5         1,127.9
       Total current liabilities                   1,334.0         1,290.2

Long-term debt                                     1,164.8         1,163.8
Postemployment liabilities                           822.0           814.7
Ingersoll-Dresser Pump Company minority interest     106.8           113.4
Other liabilities                                    118.5           148.7

Shareowners' equity:
    Common stock                                     221.2           220.6
    Other shareowners' equity                      1,893.2         1,870.2
      Total shareowners' equity                    2,114.4         2,090.8

       Total liabilities and equity               $5,660.5        $5,621.6

See accompanying notes to condensed consolidated financial statements.




                          INGERSOLL-RAND COMPANY

                 CONDENSED CONSOLIDATED INCOME STATEMENT
                  (in millions except per share figures)




                                                     Three Months Ended
                                                          March 31,

                                                     1997          1996

   Net sales                                     $1,639.4      $1,604.9
   Cost of goods sold                             1,228.4       1,208.8
   Administrative, selling and service
     engineering expenses                           244.4         245.5
   Operating income                                 166.6         150.6
   Interest expense                                 (27.9)        (31.3)
   Other income (expense), net                       (6.0)         (1.4)
   Dresser-Rand income                                1.5            .5
   Ingersoll-Dresser Pump minority interest          (2.6)         ( .1)
   Earnings before income taxes                     131.6         118.3
   Provision for income taxes                        53.8          43.8

   Net earnings                                  $   77.8     $    74.5

   Average number of common
     shares outstanding                             108.2         107.1

   Net earnings per common share                   $ 0.72        $ 0.70

   Dividends per common share                     $ 0.205        $0.185


   See accompanying notes to condensed consolidated financial statements.



                         INGERSOLL-RAND COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in millions)
                                                     Three Months Ended
                                                          March 31,
                                                      1997         1996
   Cash flows from operating activities:
     Net earnings                                   $ 77.8       $ 74.5
     Adjustments to arrive at net cash
       provided by operating activities:
     Depreciation and amortization                    56.1         52.0
     Realignment of operations                         -           30.4
     Gain on sale of business                         (5.8)       (45.0)
     Net equity earnings/losses, net of dividends     (3.3)         4.8
     Minority interests in earnings                    2.9          0.5
     Other noncash items                              11.7         (1.0)
     Changes in other assets and
       liabilities, net                              (91.5)      (110.8)
       Net cash provided by operating activities      47.9          5.4

   Cash flows from investing activities:
     Capital expenditures                            (40.1)       (47.2)
     Proceeds from sales of property, plant
       and equipment                                  10.8         11.0
     Acquisitions, net of cash                          -         (95.4)
     Proceeds from business dispositions             241.5        122.3
     Increase in marketable securities                (0.5)        (3.1)
     Cash advances (to) from equity companies         10.6        (22.2)
     Net cash provided by (used in)
       investing activities                          222.3        (34.6)

   Cash flows from financing activities:
     Increase (decrease) in short-term borrowings     14.3        (10.3)
     Proceeds from long-term debt                      1.6          0.1
     Payments of long-term debt                      ( 0.8)        (1.0)
       Net change in debt                             15.1        (11.2)
     Dividends paid                                  (22.2)       (19.8)
     Other                                             8.9          3.6
     Net cash provided by (used in)
        financing activities                           1.8        (27.4)
   Effect of exchange rate changes
     on cash and cash equivalents                     10.0          4.5
   Net increase (decrease) in cash and
     cash equivalents                                282.0        (52.1)
   Cash and cash equivalents -
     beginning of period                             184.1        137.3
   Cash and cash equivalents - end of period        $466.1       $ 85.2

   See accompanying notes to condensed consolidated financial statements.


                       INGERSOLL-RAND COMPANY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three months ended March 31, 1997 and 1996.

Note 2 - On February 14, 1997, the company sold the Clark-Hurth Group to Dana Corporation. At December 31, 1996, the net assets held for sale totalled $265.7 million and were classified as current assets on the Consolidated Balance Sheet. Clark-Hurth results have been reported as part of the Engineered Equipment Segment. This group's 1997 results inclusive of the sale transaction, produced operating income for the first quarter of approximately $2.7 million; however on an after-tax basis, reduced net earnings by approximately
         $3.6 million.

Note 3 - On January 31, 1996, the company acquired for $95.4 million in cash and the assumption of certain liabilities, the Steelcraft Division of MascoTech, Inc. (Steelcraft). Steelcraft manufactures a wide range of cold-rolled and galvanized steel doors for use primarily in nonresidential construction. On August 27, 1996, the company acquired for $34.3 million in cash and the assumption of certain liabilities, substantially all of the assets of Zimmerman International Corp. (Zimmerman). Zimmerman manufactures equipment and systems that assist in handling or lifting tools, components and materials for a variety of industrial operations. These transactions have been accounted for as purchases, with the results included since their respective acquisition dates. Pro forma results assuming the acquisitions had occurred at the beginning of the year would not have been materially different than those reported.

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

Note 6 - In August 1996, the company agreed to sell the remaining assets of the Process Systems Group to Gencor Industries, Inc., subject to certain closing conditions. The sale was completed during the fourth quarter of 1996 at a price of approximately $58 million in cash for a pretax gain of approximately $10 million. The Process Systems Group had been reported as part of the Engineered Equipment Segment.

Note 7 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                        March 31,     December 31,
                                          1997            1996
           Raw materials and supplies    $  145.6       $    156.2
           Work-in-process                  262.1            238.7
           Finished goods                   536.4            538.1
                                            944.1            933.0
           Less - LIFO reserve              158.7            157.9
           Total                         $  785.4       $    775.1

         Work-in-process inventories are stated after deducting customer progress payments of $25.1 million at March 31, 1997 and $24.9 million at December 31, 1996.

Note 8 - The company's investment in the Dresser-Rand partnership at March 31, 1997 and December 31, 1996 was $147.3 million and $149.4 million, respectively. The company owed Dresser-Rand $6.4 million at March 31, 1997 and Dresser-Rand owed the company $3.2 million at December 31, 1996. During the first quarter of 1996, Dresser-Rand distributed $100 million proportionally to its partners (the company's share was $49 million) which was offset against its advances to the partners. Net sales of Dresser-Rand were $260.2 million for the three months ended March 31, 1997 and $245.4 million for the three months ended March 31, 1996; and gross profit was $49.8 million and $44.2 million, respectively.

         Dresser-Rand's net income for the three months ended March 31, 1997 was $3.1 million, as compared to $1.0 million for the three months ended March 31, 1996.

         The summarized financial position of Dresser-Rand was as follows (in millions):

                                          March 31,     December 31,
                                            1997            1996
            Current assets                   $437.4          $496.5
            Property, plant and
              equipment, net                  255.1           262.5
            Other assets and investments       57.1            49.8
                                              749.6           808.8
            Deduct:
            Current liabilities               271.1           306.4
            Noncurrent liabilities            183.2           204.4
                                              454.3           510.8
            Net partners' equity
             and advances                    $295.3          $298.0

Note 9 - On April 3, 1997, the company completed the acquisition of Newman Tonks Group PLC (Newman Tonks), for approximately $376 million (230 million British pounds). Newman Tonks, headquartered in Birmingham, England, is a leading manufacturer, specifier and supplier of branded architectural hardware products.

Note 10 -Earnings per share is computed based on the average number of common shares outstanding (108.2 million and 107.1 million for the first three months of 1997 and 1996, respectively). The Financial Accounting Standards Board issued Statement of Financial Accounting Standards
         (SFAS) No. 128 "Earnings per Share" in February 1997, required to be adopted on December 31, 1997. The impact of SFAS No. 128 on the calculation of earnings per share for the three months ended March 31, 1997 and 1996 is not material.



                       INGERSOLL-RAND COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


     The company's results for the first quarter of 1997 reflected an improvement over last year's first quarter. Overall, first quarter net earnings totalled $77.8 million, or 72 cents per share, as compared to last year's first quarter net earnings of $74.5 million, or 70 cents per share.

     The first quarter improvement is even greater after the elimination of the following noncomparable items from both periods:

(a) the first quarter of 1997 contains operating income of $2.7 million from the Clark-Hurth Group (sold on February 14, 1997) from the operating results of the group and the sale transaction. However, due to the differences between the book and tax basis of the net assets sold, this resulted in a net after-tax loss of approximately $3.6 million, or three cents per share.

(b)  the first quarter of 1996 included:
          (i) operating income of approximately $4.0 million and $1.8 million of net earnings (or two cents per share), exclusive of acquisition interest expense, generated by Clark-Hurth;
          (ii) operating income of approximately $1.5 million and $0.9 million of net earnings (or one cent per share) from the Process Systems Group (which was sold in two separate transactions during 1996);
          (iii)an operating income benefit of approximately $45 million from the sale of the Pulp Machinery Division, which increased net earnings by approximately $28 million(or 26 cents per share);
          (iv) a charge to operating income of approximately $25 million for the realignment of the company's foreign operations and for the abandonment of selected European product lines. These actions reduced net earnings by approximately $15.5 million (or 15 cents per share);
          (v) a charge to operating income of $5.4 million by Ingersoll-Dresser Pump Company (IDP) for the closing of a steel foundry, which reduced net earnings by approximately $2 million (or two cents per share); and
          (vi) a gain on the sale of an investment which benefitted other income by $4.8 million and generated an increase in net earnings of $3.0 million (or three cents per share).

     Excluding the noncomparable items from both quarters would produce an adjusted net earnings for the first three months of 1997 of approximately $81.4 million (or 75 cents per share) versus an adjusted net earnings amount of approximately $58.3 million (or 55 cents per share) for the first three months of 1996.

     A comparison of key income statement amounts between the quarters, is as follows:

o Net sales for the first three months of 1997 and 1996 totalled $1.6 billion. However, after excluding noncomparable units from both periods, adjusted first quarter 1997 sales increased nine percent over last year's adjusted first quarter total.

o The ratio of cost of goods sold to sales for the first quarter of 1997 reflected a modest improvement over the reported 1996 first quarter ratio. After excluding the effect of the 1997 first quarter gain from the sale of Clark-Hurth, the adjusted ratio of cost of goods sold to sales approximates 75.3 percent. Excluding noncomparable items from 1996's first quarter, the adjusted ratio of cost of goods sold to sales becomes 76.2 percent. On an adjusted basis the overall ratio reflected a marked improvement.

o The company did not have any partial liquidations of LIFO (last-in, first-out) inventories during the first quarters of 1997 or 1996.

o The ratio of administrative, selling and service engineering expenses to sales was 14.9 percent for the first three months of 1997, as compared to 15.3 percent for the first quarter of 1996. This improvement reflects the company's effort to aggressively reduce its costs.

o Operating income for the first quarter of 1997 totalled $166.6 million, as compared to $150.6 million for last year's first quarter. The ratio of operating income to sales in 1997 was 10.2 percent, as compared to 9.4 percent for the first three months of the prior year. After excluding the noncomparable items (previously discussed) from both quarters, the adjusted 1997 first quarter operating income would have been $163.9 million. This represents a 26-percent increase over last year's first quarter total after adjustments for Clark-Hurth, the Process Systems Group and the other noncomparable items previously identified. This marked improvement is the effect of an improved economy and the company's aggressive cost-containment programs.

o Other income (expense), net, aggregated $6.0 million of expense for the three months ended March 31, 1997, as compared to $1.4 million of expense in the first quarter of 1996. This unfavorable change is almost entirely attributed to the $4.8 million gain on the sale of an investment during the first quarter of 1996. Reductions in losses from foreign exchange activities during the first three months of 1997 versus the comparable period of 1996 were offset by lower earnings from partially-owned equity companies and a minor increase in miscellaneous expenses.

o The company's pretax profits for its 49 percent interest in Dresser-Rand Company totalled $1.5 million for the first quarter of 1997, reflecting an improvement over the $0.5 million reported for the first three months of 1996.

o IDP minority interest charge totalled $2.6 million for the first three months of the year versus $0.1 million for last year's first quarter, which was after the effect of last year's first quarter foundry closing costs of approximately $2.0 million.

o Interest expense for the first three months of the year totalled $27.9 million, which represents a $3.4 million reduction from the $31.3 million for the first quarter of last year, reflecting the lower debt levels in 1997.

o The company's effective tax rate for the first quarter of 1997 was 37 percent on normal operating results. Taxes of $7.2 million relating to the sale of Clark-Hurth resulted in an effective first-quarter rate of 40.9 percent. The effective tax rate for both the first quarter and full year of 1996 was 37 percent. The projected effective tax rate for the remaining three quarters of 1997 is estimated at 38 percent, including the effect which is expected to result from the company's second quarter acquisition of Newman Tonks.

o The consolidated results for the first quarter of the year benefited from the combination of business improvements in a number of the company's domestic markets (including automotive, construction and general industrial) and a continued emphasis on the company's productivity-improvement programs. Incoming orders for the first quarter of the year totalled $1.8 billion which was comparable to last year's first quarter total. Bookings excluding divested businesses, represented an overall increase of slightly over five percent. Bookings in the United States were up over six percent, and international orders were up over three percent from last year, despite an unfavorable currency impact of approximately four percent. The company's backlog of orders at March 31, 1997, believed by it to be firm, was $1.5 billion, which equalled the backlog at December 31, 1996. However, the year-end backlog figure included orders for Clark-Hurth products, which are excluded from the March 31, 1997 balance. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Liquidity and Capital Resources

     In the first three months of the year, the company completed the previously announced sale of Clark-Hurth Group to Dana Corporation. In addition, the company's projected financial position will also change during the second quarter of the year due to the April 1997 acquisition of Newman Tonks. During the first quarter of 1997, the company's working capital increased by $72.7 million to $1.3 billion at March 31, 1997, from the December 31, 1996 balance of $1.2 billion. The current ratio at March 31, 1997 was 2.0 to one, which equaled the year-end ratio.

     The company's cash and cash equivalents increased by $282.0 million during the first three months of 1997 to $466.1 million from $184.1 million at December 31, 1996. The increase in cash and cash equivalents is primarily related to the proceeds from the sale of the Clark-Hurth Group on February 14, 1997. A significant portion of these funds were used to finance the company's second quarter acquisition of Newman Tonks.

     In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate movements must be considered. Cash flows from operating activities provided $47.9 million, investing activities provided $222.3 million and financing activities provided $1.8 million. Exchange rate changes during the first three months of 1997 increased cash and cash equivalents by $10.0 million.

     Receivables totalled $1.1 billion at March 31, 1997, which represents a $69.0 million increase over the amount reported at December 31, 1996. The increase was attributed to strong first quarter sales which were partially offset by the effect of foreign currency translation.

     Inventories totalled $785.4 million at March 31, 1997 which represents a minor increase over the year end balance of $775.1 million. The net increase is the result of building inventory to fulfill orders in the second and third quarters offset by exchange rates applicable to international inventories.

     Intangible assets decreased by approximately $5.4 million during the first three months of 1997. Intangibles were impacted mainly by amortization.

     Long term debt, including current maturities, at March 31, 1997, totalled $1.3 billion. The company's debt-to-total capital ratio was 39 percent at March 31, 1997, which is the same as at December 31, 1996.

     During the first three months of 1997, foreign currency translation adjustments resulted in a net decrease of approximately $49.4 million in shareowners' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Belgium, France, Germany, Italy, Japan, Netherlands, Spain, Switzerland and United Kingdom, accounted for almost all of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by the currency fluctuations since year end.

Environmental Matters

     The company has been and continues to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the company currently is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities, including the facilities added through acquisitions.

     The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 39 federal Superfund and state remediations sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Acquisitions

     On August 27, 1996, the company acquired the business and substantially all of the assets of Zimmerman International Corp., which manufactures equipment and systems that assist in handling or lifting tools, components and materials for a variety of operations. The acquisition was paid for in cash and the assumption of certain liabilities. Zimmerman's business is part of Tool & Hoist, a division of the Production Equipment Group.

     On January 31, 1996, the company acquired the Steelcraft
Division of MascoTech, Inc., which manufactures a wide range of cold rolled and galvanized steel doors for use primarily in nonresidential construction. The acquisition was paid for in cash and the assumption of certain liabilities. Steelcraft is a division of the Architectural Hardware Group.

Dispositions

     On February 14, 1997, the company sold the Clark-Hurth Group to Dana Corporation. Clark-Hurth had been reported as part of the Engineered Equipment Segment. This group's 1997 results inclusive of the sale transaction produced operating income for the first quarter of $2.7 million; however, on an after-tax basis, this reduced net earnings by approximately $3.6 million.

Subsequent Event

     On May 7, 1997, the company announced that its board of directors has authorized the repurchase of up to 10 million shares of the company's common stock. Based on market conditions, the share repurchases will be made from time to time in the open market and in privately negotiated transactions. The repurchased shares will be available for general corporate purposes.

Review of Business Segments

     The Standard Machinery Segment reported sales of $737.6 million for the first quarter of 1997, an increase of 7.1 percent over 1996's first quarter level of $688.5 million. Operating income for the quarter was $83.1 million as compared to last year's first quarter operating income of $52.5 million. However, the first three months of 1996 included approximately $16 million of charges to operating income which related to the company's actions in 1996 to realign its foreign operations and to eliminate selected European product lines. After consideration of these items, operating income in the current quarter reflects a 21-percent improvement over an adjusted first quarter 1996 performance. All groups within this segment except for the Construction and Mining Group, reported sales, operating income and operating income margin improvements over adjusted first quarter 1996 figures.

     Engineered Equipment Segment's sales totalled $235.2 million for the first quarter of the year which is 30.9 percent below the $340.2 million for last year's first quarter. Operating income for the first quarter of the year totalled $10.0 million versus $51.5 million for last year's first quarter. Clark-Hurth reported $41.9 million of sales for the first six weeks of the year which generated an operating income for the period of approximately $2.7 million. In last year's first quarter, Clark-Hurth generated $4.0 million of operating income on sales of $92.8 million for the full quarter.

     In addition, the first quarter of 1996 included a net gain of approximately $45 million from the sale of the company's Pulp
Machinery Division.

     IDP generated approximately $7.3 million of operating income during the first quarter of 1997 which reflected a slight improvement over last year's first quarter after adding back the 1996 noncomparable charge of approximately $5.4 million for the closure of a steel foundry.

     The Bearings, Locks and Tools Segment reported first quarter sales of $666.6 million, 15.7 percent higher than last year's first quarter level of $576.2 million. Operating income for the first quarter of the year totalled $85.2 million. This reflects a significant improvement over last year's adjusted first quarter operating income of $66.4 million, which excludes approximately $9 million for the segment's share of the 1996 realignment charge for foreign operations.

     The Bearings and Components Group's sales for the first quarter of 1997 were more than 10 percent higher than 1996's first quarter. The group's operating income and operating income margins improved over last year's first quarter results.

     Architectural Hardware Group's sales for the first three months of the year increased by more than 10 percent over 1996's first quarter with approximately one-half of the increase being attributed to the 1997 full quarter effect of the January 31, 1996 acquisition of Steelcraft. The group's operating income and operating income margins also improved over 1996's first quarter figures.

     The Production Equipment Group's sales for the first quarter of 1997 were over 25 percent above the 1996 level. Operating income and operating income margins also improved over the 1996 level, before considering the effect of last year's first quarter realignment charges.


                                              PART I - EXHIBIT 11


                       INGERSOLL-RAND COMPANY

    COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
               (in millions except per share figures)

                                                 Three Months Ended
                                                      March 31,
                                                   1997        1996

PRIMARY EARNINGS PER SHARE (NOTE 1):

Net earnings applicable to common stock          $ 77.8      $ 74.5

Average number of common shares outstanding       108.2       107.1

PRIMARY EARNINGS PER SHARE                        $0.72       $0.70

FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)
Net earnings for the period                      $ 77.8      $ 74.5

Adjusted shares:
Average number of common shares outstanding       108.2       107.1
Number of common shares issuable
  assuming exercise under incentive
  stock plans                                       1.1          .5
Average number of outstanding shares,
  as adjusted for fully diluted earnings
  per share calculations                          109.3       107.6

FULLY DILUTED EARNINGS PER SHARE                  $0.71       $0.69


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


                               INGERSOLL-RAND COMPANY
                                    (Registrant)






Date    May 14, 1997            /S/ F. B. O'Brien
                               F. B. O'Brien, Senior Vice
                               President & Chief Financial Officer

                               Principal Financial Officer



Date    May 14, 1997            /S/ G. V. Geraghty
                               G. V. Geraghty, Vice President
                               and Comptroller


                               Principal Accounting Officer