Form 10-Q
period 1997-06-30
INGERSOLL RAND CO
filed 1997-08-14
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997
                                    or

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


The number of shares of common stock outstanding as of July 25, 1997 was 110,614,296.







                          INGERSOLL-RAND COMPANY

                                FORM 10-Q


                                  INDEX




PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at
         June 30, 1997 and December 31, 1996

         Condensed Consolidated Income Statement for the three and six months ended June 30, 1997 and 1996

         Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Exhibit 11 - Computations of Primary and
         Fully Diluted Earnings Per Share

PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security
         Holders

         Item 6 - Exhibits and Reports on Form 8K
             (a)  Exhibits
                   Exhibit 12 - Ratio of Earnings to Fixed Charges
             (b)  Reports on Form 8K
                   None
SIGNATURES


                      PART I.  FINANCIAL INFORMATION
                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                                 JUNE 30,     DECEMBER 31,
                                                   1997           1996
Current assets:
    Cash and cash equivalents                     $  173.4        $  184.1
    Marketable securities                              7.3             8.0
    Accounts and notes receivable, net of
       allowance for doubtful accounts             1,216.8         1,066.2
    Inventories                                      811.7           775.1
    Deferred taxes and prepaid expenses              309.3           236.5
    Assets held for sale                              18.9           265.7
       Total current assets                        2,537.4         2,535.6

Investments and advances:
    Dresser-Rand Company                             153.0           152.6
    Partially-owned equity companies                 212.5           223.6
                                                     365.5           376.2

Property, plant and equipment, at cost             2,146.7         2,103.7
    Less - accumulated depreciation                  983.4           958.3
       Net property, plant and equipment           1,163.3         1,145.4
Intangible assets, net                             1,470.0         1,178.0
Deferred income taxes                                146.2           162.6
Other assets                                         221.3           223.8

       Total assets                               $5,903.7        $5,621.6

                          LIABILITIES AND EQUITY
Current liabilities:
    Loans payable                                 $  167.8        $  162.3
    Accounts payable and accruals                  1,268.5         1,127.9
       Total current liabilities                   1,436.3         1,290.2

Long-term debt                                     1,164.9         1,163.8
Postemployment liabilities                           825.8           814.7
Ingersoll-Dresser Pump Company minority interest     108.0           113.4
Other liabilities                                    136.9           148.7

Shareowners' equity:
    Common stock                                     222.7           220.6
    Other shareowners' equity                      2,009.1         1,870.2
      Total shareowners' equity                    2,231.8         2,090.8

       Total liabilities and equity               $5,903.7        $5,621.6

See accompanying notes to condensed consolidated financial statements.


                                      INGERSOLL-RAND COMPANY

                             CONDENSED CONSOLIDATED INCOME STATEMENT
                              (in millions except per share figures)



                                         Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                         1997          1996             1997         1996

NET SALES                             $1,837.4      $1,761.9         $3,476.8    $3,366.7
Cost of goods sold                     1,355.5       1,338.0          2,583.9     2,546.7
Administrative, selling and service
  engineering expenses                   272.3         247.6            516.7       493.1
Operating income                         209.6         176.3            376.2       326.9
Interest expense                         (29.1)        (32.1)           (57.0)      (63.4)
Other income (expense), net               (1.5)         (0.5)            (7.5)       (1.9)
Dresser-Rand income                        8.0           7.0              9.5         7.5
Ingersoll-Dresser Pump
  minority interest                       (7.1)         (4.2)            (9.7)       (4.3)
Earnings before income taxes             179.9         146.5            311.5       264.8
Provision for income taxes                68.3          54.2            122.1        98.0

Net earnings                           $ 111.6       $  92.3          $ 189.4     $ 166.8

Average number of common
  shares outstanding                     108.7         107.4            108.5       107.2

Net earnings per common share           $ 1.03        $ 0.86            $1.75       $1.56

Dividends per common share              $0.205        $0.185            $0.41       $0.37

See accompanying notes to condensed consolidated financial statements.


                        INGERSOLL-RAND COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)
                                                    Six Months Ended
                                                        June 30,
                                                   1997         1996
Cash flows from operating activities:
  Net earnings                                  $ 189.4     $  166.8
  Adjustments to arrive at net cash
    provided by operating activities:
  Depreciation and amortization                   100.2        101.7
  (Gain)/loss on sale of businesses                (5.8)       (45.1)
  Realignment of operations                          -          30.4
  Equity earnings/loss, net of dividends          (12.6)        (6.1)
  Minority interest in earnings                    14.4          5.8
  Deferred income taxes                             4.2         (3.7)
  Other noncash items                              14.5          2.7
  Changes in other assets and
    liabilities, net                             (123.3)      (171.5)
  Net cash provided by operating activities       181.0         81.0

Cash flows from investing activities:
  Capital expenditures                            (75.3)       (99.7)
  Proceeds from sales of property, plant
    and equipment                                  13.9         15.5
  Acquisitions, net of cash                      (328.9)       (96.3)
  Proceeds from business dispositions             244.2        122.6
  Increase in marketable securities                (0.7)        (4.5)
  Cash advances (to) from equity companies          4.7        (27.2)
  Net cash used in investing activities          (142.1)       (89.6)

Cash flows from financing activities:
  Decrease in short-term borrowings               (52.7)        (8.0)
  Proceeds from long-term debt                      2.0          0.1
  Payments of long-term debt                       (1.0)       (24.1)
  Net change in debt                              (51.7)       (32.0)
  Dividends paid                                  (44.5)       (39.7)
  Other                                            34.1          9.0
Net cash used in financing activities             (62.1)       (62.7)

Effect of exchange rate changes
on cash and cash equivalents                       12.5          7.6

Net decrease in cash and cash equivalents         (10.7)       (63.7)
Cash and cash equivalents -
  beginning of period                             184.1        137.3
Cash and cash equivalents - end of period       $ 173.4      $  73.6

See accompanying notes to condensed consolidated financial statements.


                       INGERSOLL-RAND COMPANY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and six months ended June 30, 1997 and 1996.

Note 2 - On April 3, 1997, the company completed the acquisition of Newman Tonks Group PLC (Newman Tonks), a United Kingdom-based producer of architectural hardware, for approximately $370 million.
         Newman Tonks, headquartered in Birmingham, England, is a leading manufacturer, specifier and supplier of branded architectural hardware products with 1996 sales of approximately $425 million. This transaction has been accounted for as a purchase, with the results included since its acquisition date. Pro forma results assuming Newman Tonks had been acquired at the beginning of the year would not materially impact the results of the company.

Note 3 - On February 14, 1997, the company sold the Clark-Hurth Group to Dana Corporation. At December 31, 1996, the net assets held for sale totalled $265.7 million and were classified as current assets on the Consolidated Balance Sheet. Clark-Hurth results have been reported as part of the Engineered Equipment Segment. This group's 1997 results inclusive of the sale transaction, produced operating income for the first quarter of approximately $2.7 million, but on an after-tax basis, reduced net earnings by approximately $3.6 million.

Note 4 - On January 31, 1996, the company acquired for $95.4 million in cash and the assumption of certain liabilities, the Steelcraft Division of MascoTech, Inc. (Steelcraft). Steelcraft manufactures a wide range of cold-rolled and galvanized steel doors for use primarily in nonresidential construction. On August 27, 1996, the company acquired for $34.3 million in cash and the assumption of certain liabilities, substantially all of the assets of Zimmerman International Corp. (Zimmerman). Zimmerman manufactures equipment and systems that assist in handling or lifting tools, components and materials for a variety of industrial operations. These transactions have been accounted for as purchases, with the results included since their respective acquisition dates. Pro forma results assuming the acquisitions had occurred at the beginning of the year would not have been materially different than those reported.

Note 5 - In the first quarter of 1996, the company accrued for the realignment of its foreign operations, principally in Europe. These accruals were primarily for severance payments and pension benefits associated with work force reductions. Also in the 1996 first quarter, accruals were established for the exit or abandonment of selected European product lines and the closing of a steel foundry. These accruals totalled approximately $30.4 million and were charged to operating income.

Note 6 - On March 26, 1996, the company sold most of the assets of the Pulp Machinery Division for approximately $122.3 million to Beloit Corporation, a subsidiary of Harnischfeger Industries, Inc., realizing a pretax gain of $45 million. In addition in March 1996, the company sold an investment for a gain of $4.8 million.

Note 7 - In August 1996, the company agreed to sell the remaining assets of the Process Systems Group to Gencor Industries, Inc., subject to certain closing conditions. The sale was completed during the fourth quarter of 1996 at a price of approximately $58 million in cash for a pretax gain of approximately $10 million. The Process Systems Group had been reported as part of the Engineered Equipment Segment.

Note 8 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):
                                         June 30,     December 31,
                                             1997             1996

           Raw materials and supplies    $  170.4         $  156.2
           Work-in-process                  307.9            238.7
           Finished goods                   492.8            538.1
                                            971.1            933.0
           Less - LIFO reserve              159.4            157.9
           Total                         $  811.7         $  775.1

         Work-in-process inventories are stated after deducting customer progress payments of $19.3 million at June 30, 1997 and $24.9 million at December 31, 1996.

Note 9 - The company's investment in the Dresser-Rand partnership at June 30, 1997 and December 31, 1996 was $155.0 million and $149.4 million, respectively. The company owed Dresser-Rand $2.0 million at June 30, 1997 and Dresser-Rand owed the company $3.2 million at December 31, 1996. During the first six months of 1996, Dresser-Rand approved and distributed $115.7 million of capital to its partners of which $56.7 million was distributed to the company.

         Net sales of Dresser-Rand were $563.0 million for the six months ended June 30, 1997 and $488.5 million for the six months ended June 30, 1996; and gross profit was $107.9 million and $104.4 million, respectively. Dresser-Rand's net income for the six months ended June 30, 1997 was $19.4 million, as compared to $15.3 million for the six months ended June 30, 1996.

         The summarized financial position of Dresser-Rand was as follows (in millions):

                                           June 30,     December 31,
                                               1997             1996
           Current assets                    $415.0           $496.5
           Property, plant and
             equipment, net                   251.7            262.5
           Other assets and investments        73.9             49.8
                                              740.6            808.8
           Deduct:
           Current liabilities                260.6            306.4
           Noncurrent liabilities             185.3            204.4
                                              445.9            510.8
           Net partners' equity
             and advances                    $294.7           $298.0

Note 10 -Earnings per share is computed based on the average number of common shares outstanding (108.7 million and 108.5 million for the three and six months ended June 30, 1997,respectively, and 107.4 million and 107.2 million for the three and six months ended June 30, 1996, respectively). The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" in February 1997, which is required to be adopted on December 31, 1997. The impact of SFAS No. 128 on the calculation of earnings per share for the three and six months ended June 30, 1997 and 1996 is not material.


                     INGERSOLL-RAND COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


Net sales for the second quarter of 1997 totaled $1.8 billion, representing a 4.3-percent increase over last year's second quarter. However, sales comparisons between the two quarters have to be adjusted to reflect the following:

o The second quarter of 1997 includes the full quarter's results from the April 3, 1997 acquisition of the Newman Tonks Group PLC (Newman Tonks), a U.K.-based producer of architectural hardware. Newman Tonks generated approximately $84 million of bookings and sales since its acquisition date. This unit also contributed approximately $1 million of operating income for the second quarter of the year, after the effect of estimated purchase accounting adjustments.

o The second quarter of 1996 included the results of the Clark-Hurth Components Group, which was sold on February 14, 1997, and the Process Systems Unit, which was sold effective September 30, 1996. These operations reported combined bookings of approximately $101 million for the second quarter of 1996. Their combined 1996 second quarter sales totaled approximately $117 million, which generated approximately $2.3 million of operating income for the three months ended June 30, 1996.

     Operating income for the three months ended June 30, 1997 totaled $209.6 million (an 11.4 percent operating margin), and represents an 18.9-percent improvement over the $176.3 million reported for the second quarter of 1996. In addition, the second quarter of 1997 also includes an $8.0 million charge to operating income for the writedown of certain assets which are being held for sale.

     Ingersoll-Rand reported second quarter net earnings of $111.6 million, or $1.03 per common share, versus $92.3 million, or 86 cents per common share for the three months ended June 30, 1996, reflecting an improvement of approximately 20 percent. Ingersoll-Rand Company's second-quarter performance established a new second-quarter record for the company. The company's record second quarter results were based on a strong domestic economy supplemented by the continued benefits of the company's focus on productivity.

     A partial liquidation of LIFO (last in, first out) inventories during the second quarter of 1997 lowered cost of goods sold by $1.4 million (approximately $0.9 million after-tax or one cent per share). This compares to a second quarter of 1996 liquidation which benefited cost of goods sold by $2.3 million (approximately $1.4 million after-tax or one cent per share). Foreign exchange losses for the second quarter of 1997 decreased net earnings by approximately $0.7 million, less than one cent per common share versus losses of $1.3 million, or one cent per share for the comparable 1996 quarter.

     The company's results for the first six months of the year reflected improvement over the comparable period last year. Net sales totaled $3.5 billion, a 3.3-percent increase over 1996's six-month total. Operating income amounted to $376.2 million for an improvement of 15.1 percent over the $326.9 million total for the first half of the prior year. Net earnings for the period amounted to $189.4 million (or $1.75 per common share) which is
13.5 percent greater than last year's six-month total of $166.8 million (or $1.56 per common share).

     The improvement for the first half of the year is even more impressive after the elimination of the following noncomparable items from both periods:

a. the first quarter of 1997 contains operating income of $2.7 million from the Clark-Hurth Group (sold on February 14,
     1997) from the results of the group and the sale transaction. However, due to the differences between the book and tax basis of the net assets sold, this resulted in a net after-tax loss of approximately $3.6 million, or three cents per share;

b. the second quarter of 1997 includes the results of Newman Tonks which reported sales of approximately $84 million and operating income of approximately $1 million (after the effect of estimated purchase accounting adjustments);

c. the second quarter of 1997 also includes a charge of $8.0 million for the writedown of certain assets being held for sale;

d.   the first six months of 1996 included the following:
             o an operating income benefit of approximately
               $45 million from the sale of the Pulp Machinery Division, which increased net earnings by approximately $28 million (or 26 cents per share);
             o a charge to operating income of approximately
               $25 million for the realignment of the company's foreign operations and for the abandonment of selected European product lines. These actions reduced net earnings by approximately $15.5 million (or 15 cents per share);
             o a charge to operating income of $5.4 million
               by Ingersoll-Dresser Pump Company (IDP) for the closing of a steel foundry, which reduced net earnings by approximately $2 million (or two cents per share);
             o sales during the first six months of 1996 for
               the Clark-Hurth Group (which was sold on February 14, 1997) totaled approximately $184 million and contributed approximately $3.4 million of operating income to the company;
             o the Process Systems Group was sold in two
               pieces during 1996. The Pulp Machinery Division was sold at the end of the first quarter last year and the remaining units were sold effective September 30, 1996. This group generated approximately $67 million of product sales during the first half of 1996 which resulted in approximately $3.6 million in operating income for the company; and
             o a gain on the sale of an investment which
               benefited other income by $4.8 million ($3.0 million after-tax or three cents per share).

     A comparison of key income statement amounts between the first half of both years is as follows:

o Net sales for the first half of 1997 were $110.1 million above last year's first half. Excluding noncomparable units from both periods, adjusted sales for the first six months of 1997 increased approximately seven percent over last year's adjusted first half total.

o The ratio of cost of goods sold to sales for the first two quarters of 1997 reflected an improvement over the reported 1996 six month ratio. Excluding noncomparable items from both periods, the adjusted ratio of cost of goods sold to sales reflected a marked improvement in 1997, when compared to 1996.

o Partial liquidation of LIFO (last in, first out) inventories during the first half of 1997 lowered cost of goods sold by $1.4 million compared to reductions of $2.3 million during the first six months of 1996.

o The ratio of administrative, selling and service engineering expenses to sales was 14.9 percent for the first six months of 1997, as compared to 14.6 percent for the first half of 1996. This minor deterioration is primarily attributed to the inclusion of the results of Newman Tonks, which traditionally has had a higher ratio of selling and administration expenses to sales than the company's historical lines.

o Operating income for the first six months of 1997 was $49.3 million higher than last year's first half total. The ratio of operating income to sales in 1997 was 10.8 percent, as compared to 9.7 percent for the first six months of the prior year. After excluding the noncomparable items (previously discussed) from both periods, the adjusted 1997 operating income reflects a marked improvement over the adjusted 1996 figure. This improvement is the effect of an improved economy and the company's aggressive productivity improvement programs.

o Other income (expense), net, aggregated $7.5 million of expense for the six months ended June 30, 1997, as compared to $1.9 million of expense in the first half of 1996. This unfavorable change is almost entirely attributed to the $4.8 million gain on the sale of an investment during the first quarter of 1996. Reductions in losses from foreign exchange activities during the first six months of 1997 versus the comparable period of 1996 were offset by lower earnings from partially-owned equity companies and a minor increase in miscellaneous expenses.

o The company's pretax profits for its 49 percent interest in Dresser-Rand Company totaled $9.5 million for the first half of 1997, reflecting an improvement over the $7.5 million reported for the first six months of 1996.

o The IDP minority interest charge totaled $9.7 million for the first six months of 1997 versus $4.3 million for last year's first half, which was after the effect of last year's first quarter foundry closing costs of approximately $2.0 million.

o Interest expense for the first six months of the year totaled $57.0 million, which represents a $6.4 million reduction from the $63.4 million for the first half of last year, reflecting the lower debt levels in 1997.

o The company's effective tax rate for the first half of 1997 was 39.2 percent. Taxes of $7.2 million relating to the sale of Clark-Hurth resulted in an effective first-quarter rate of 40.9 percent. The effective tax rate for both the first half and full year of 1996 was 37 percent. The projected effective tax rate for the remaining two quarters of 1997 is estimated at 38 percent.

o The consolidated results for the first half of the year benefited from the combination of business improvements in a number of the company's domestic markets (including automotive, construction, and general industrial) and a continued emphasis on the company's productivity-improvement programs and prior year restructuring actions. Incoming orders for the first half of the year totaled $3.6 billion, which was approximately $114 million (or 3.3 percent) above last year's six month total.

Bookings for the second quarter excluding noncomparable businesses, reflected an overall increase of nine percent. Bookings in the United States were up 11 percent, and international orders were up six percent from last year, despite an unfavorable currency impact of approximately five percent. The company's backlog of orders at June 30, 1997, believed by it to be firm, was $1.4 billion. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Liquidity and Capital Resources

     In the first six months of the year, the company completed the sale of the Clark-Hurth Group on February 14, 1997, and the acquisition of Newman Tonks, on April 3, 1997. The cash proceeds from the Clark-Hurth disposition were approximately $242 million and the cash cost of the Newman Tonks acquisition was approximately $370 million. During the first half of 1997, the company's working capital decreased approximately $144 million to $1.1 billion from the December 31, 1996 balance. The current ratio at June 30, 1997 was 1.8 to one, which is lower than the
2.0 to one at the end of last year. These reductions are primarily attributed to the company's divestitures and acquisitions program during the first six months of the year.

     The company's cash and cash equivalents decreased by $10.7 million during the first six months of 1997 to $173.4 million from $184.1 million at December 31, 1996. The reduction in cash and cash equivalents includes the movements due to the company's acquisitions and dispositions.

     In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate movements must be considered. Cash flows from operating activities provided $181.0 million, investing activities used $142.1 million and financing activities used $62.1 million. Exchange rate changes during the first six months of 1997 increased cash and cash equivalents by $12.5 million.

     Receivables totaled $1.2 billion at June 30, 1997, which represents a $150.6 million increase over the amount reported at December 31, 1996. The increase was attributed to strong second quarter sales and $63.2 million from the acquisition of Newman Tonks, partially offset by the effect of foreign currency translation.

     Inventories totaled $811.7 million at June 30, 1997, which represents an increase of $36.6 million over the year-end balance of $775.1 million. The net increase is the result of a $68 million increase related to the Newman Tonks acquisition and reductions due to strong second-quarter sales and the effect of exchange rates applicable to international inventories.

     Intangible assets increased by a net amount of $292 million during the first six months of 1997 due primarily to the acquisition of Newman Tonks, reduced by scheduled amortization.

     Long term debt, including current maturities, at June 30, 1997, totaled $1.3 billion. The company's debt-to-total capital ratio improved to 37 percent at June 30, 1997, which represents a 2 percentage point improvement over the 39 percent ratio at December 31, 1996 despite the effect of the acquisition of Newman Tonks.

     During the first six months of 1997, foreign currency translation adjustments resulted in a net decrease of approximately $51.9 million in shareowners' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Belgium, France, Germany, Italy, Japan, Netherlands, Spain, Switzerland and the United Kingdom, accounted for almost all of this change. The translation of accounts receivable and inventories were the principal balance sheet items affected by the currency fluctuations since year end.

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

     The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 37 federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites, there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

     Although uncertainties regarding environmental technology, state and federal laws and regulations and individual site information make estimating the liability difficult, management believes that the total liability for the cost of remediation and environmental lawsuits and claims will not have a material affect on the financial condition, results of operations, liquidity or cash flows of the company for any year. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies and the company does not discount its liability or assume any insurance recoveries.

Acquisitions

     On April 3, 1997, the company completed the acquisition of Newman Tonks, a United Kingdom-based producer of architectural hardware, for approximately $370 million. Newman Tonks, headquartered in Birmingham, England, is a leading manufacturer, specifier and supplier of branded architectural hardware products with 1996 sales of approximately $425 million. This transaction has been accounted for as a purchase, with the results included since its acquisition date.

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

     On March 26, 1996, the company sold the assets of the Pulp Machinery Division for approximately $122.3 million to Beloit Corporation, a subsidiary of Harnischfeger Industries, Inc. for a
pretax gain of $45 million.   In addition, in March 1996, the
company sold an investment in CAPCO Automotive Products Corporation for a pretax gain of $4.8 million.

Share Repurchase

     On May 7, 1997, the company announced that its board of directors has authorized the repurchase of up to 10 million shares of the company's common stock. Based on market conditions, the share repurchases will be made from time to time in the open market and in privately negotiated transactions. The repurchased shares will be available for general corporate purposes.

Subsequent Event

     On August 6, 1997, the board of directors approved a 3-for-2 stock split of the company's common stock. The stock split will be effected in the form of a stock dividend payable on September 2, 1997 to stockholders of record on August 19, 1997. Fractional shares will be settled in cash.

Review of Business Segments

     The Standard Machinery Segment reported sales of $834.5 million during the second quarter of 1997, which represents a 4.5-percent increase from the $798.8 million for the same quarter of last year. Operating income for the quarter was $112.2 million and represents an 11.9-percent improvement over the $100.3 million reported for the three months ended June 30, 1996. For the first half of 1997, the segment's net sales totaled $1,572.0 million, which was 5.7 percent above the $1,487.3 million reported for the comparable 1996 period. Operating income for the first half of the year totaled $195.3 million, which represents an improvement of 27.7 percent over the $152.9 million reported for the first six months of 1996.

     Operating income for the second quarter of 1997 included a charge of $8.0 million for the writedown of assets being held for sale. Stronger domestic and international markets helped all of the major groups within the sector to report improvements in operating income and operating income margins with the exception of the Construction and Mining Group, which recorded the second quarter asset writedown charge.

     The Engineered Equipment Segment is comprised solely of IDP since the February 14, 1997 sale of the Clark-Hurth Group.
IDP's sales for the second quarter of the year totaled $221.2 million, which reflects a modest increase over last year's second quarter level of $217.5 million. However, operating income for the quarter totaled $16.4 million, which reflects a marked improvement over last year's $9.6 million. For the first half of 1997, IDP reported sales of $414.6 million, which was down slightly from 1996's first half total of $421.4 million. Operating income for the first six months of the year was $23.7 million, reflecting a significant improvement over the amount reported for the first two quarters of 1996. The first quarter of 1996 included a $5.4 million charge to operating income for the closure of a steel foundry. The significant improvement in operating income for both the second quarter and first half of 1997 is attributed to the benefits from prior restructuring charges and cost-containment programs.

     The Bearings, Locks and Tools Segment reported sales of $781.7 million for the three months ended June 30, 1997, a 24.7 percent increase over last year's second-quarter total of $627.1 million. Operating income was $93.3 million, as compared to the 1996 second quarter level of $74.7 million. For the first six months of 1997, the segment reported net sales of $1.4 billion,
20.4 percent above the amount reported in the comparable period of 1996. Operating income for the first half of 1997 totaled $178.5 million compared to $132.1 million reported for the six months ended June 30, 1996. Since its April 3, 1997 acquisition, Newman Tonks results are included in this segment.

     The Bearings and Components Group's sales in the second quarter of 1997 were approximately five-percent higher than the amount reported for last year's second quarter. Operating income for the quarter increased at a much higher rate. Sales of the Bearings and Components Group for the six months ended June 30, 1997 increased by approximately eight percent over last year's first half total, but operating income experienced a much more dramatic improvement.

     The Architectural Hardware Group's results for the second quarter of 1997 include the operations of Newman Tonks since its April 3, 1997 acquisition date. For the second quarter of 1997, Newman Tonks generated approximately $84 million in sales and contributed approximately $1 million of operating income to the group's second quarter performance, after the effect of estimated purchase accounting adjustments. Excluding Newman Tonks, sales and operating income reported by the Architectural Hardware Group for both the second quarter and first half of 1997 reflected marked improvements over the comparable amounts in the prior year.

     The Production Equipment Group's sales for the second quarter of 1997 were 21 percent above the amounts reported for the three months ended June 30, 1996 and operating income improved by a comparable percentage over 1996's second quarter. Sales of the Production Equipment Group for the six months ended June 30, 1997 increased by approximately 25 percent over the amount reported for the first half of 1996. However, operating income for the first half of 1997 increased by more than 50 percent over last year's total for the six months ended June 30, 1996.

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

     The company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ from those expected by the company:
changes in the rate of economic growth in the United States and in other major international economies; significant changes in trade, monetary and fiscal policies worldwide; currency fluctuations among the U.S. dollar and other currencies; demand for company products; distributor inventory levels; failure to achieve the company's productivity targets; and, competitor actions including unanticipated pricing actions or product and cost reduction strategies.


                                                                          PART I- EXHIBIT 11
                                                                          Page 1 of 2

                                      INGERSOLL-RAND COMPANY
                   COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                              (in millions except per share figures)

                                                 Three Months Ended          Six Months Ended
                                                       June 30,                  June 30,
PRIMARY EARNINGS PER SHARE (NOTE 1):               1997        1996         1997         1996
Net earnings applicable to common stock          $111.6      $ 92.3       $189.4       $166.8
Average number of common shares outstanding       108.7       107.4        108.5        107.2

PRIMARY EARNINGS PER SHARE                        $1.03       $0.86        $1.75        $1.56


FULLY DILUTED EARNINGS PER SHARE (NOTE 2):(*)

Net earnings for the period                      $111.6      $ 92.3       $189.4       $166.8
Adjusted shares:
Average number of common shares outstanding       108.7       107.4        108.5        107.2
Number of common shares issuable
  assuming exercise under incentive
  stock plans                                       1.8          .6          1.4           .6
Average number of outstanding shares,
  as adjusted for fully diluted earnings
  per share calculations                          110.5       108.0        109.9        107.8

FULLY DILUTED EARNINGS PER SHARE                  $1.01       $0.86        $1.72        $1.55


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



                       INGERSOLL-RAND COMPANY

                    PART II. - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the company held on April 25, 1997, the shareholders, in addition to electing directors, ratified the appointment of Price Waterhouse LLP as independent accountants of the company for the year ending December 31, 1997 (the vote for such proposal being 95,244,466 shares for, 165,767 shares against and 415,136 shares abstaining).


                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INGERSOLL-RAND COMPANY
                                    (Registrant)






Date    August 14, 1997         /S/ G.V. Geraghty
                               G.V. Geraghty, Vice President &
                               Comptroller

                               Principal Accounting Officer