Form 10-Q
period 1997-09-30
INGERSOLL RAND CO
filed 1997-11-06
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1997
                                    or

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


The number of shares of common stock outstanding as of October 31, 1997 was 165,549,047.




                          INGERSOLL-RAND COMPANY
                                FORM 10-Q
                                  INDEX






PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at
         September 30, 1997 and December 31, 1996

         Condensed Consolidated Income Statement for the three and nine months ended September 30, 1997 and 1996

         Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Exhibit 11 - Computations of Primary and
         Fully Diluted Earnings Per Share

Part II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K



SIGNATURES





                      PART I.  FINANCIAL INFORMATION
                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                             SEPTEMBER 30,    DECEMBER 31,
                                                  1997             1996
Current assets:
    Cash and cash equivalents                     $  207.3        $  184.1
    Marketable securities                              8.4             8.0
    Accounts and notes receivable, net of
       allowance for doubtful accounts             1,170.8         1,066.2
    Inventories                                      779.8           775.1
    Deferred taxes and prepaid expenses              282.5           236.5
    Assets held for sale                              15.0           265.7
       Total current assets                        2,463.8         2,535.6

Investments and advances:
    Dresser-Rand Company                             143.7           152.6
    Partially-owned equity companies                 226.1           223.6
                                                     369.8           376.2

Property, plant and equipment, at cost             2,157.8         2,103.7
    Less - accumulated depreciation                1,002.5           958.3
       Net property, plant and equipment           1,155.3         1,145.4
Intangible assets, net                             1,458.7         1,178.0
Deferred income taxes                                145.5           162.6
Other assets                                         219.5           223.8

       Total assets                               $5,812.6        $5,621.6

                          LIABILITIES AND EQUITY
Current liabilities:
    Loans payable                                 $  182.0        $  162.3
    Accounts payable and accruals                  1,265.6         1,127.9
       Total current liabilities                   1,447.6         1,290.2

Long-term debt                                     1,020.3         1,163.8
Postemployment liabilities                           826.2           814.7
Ingersoll-Dresser Pump Company minority interest     103.1           113.4
Other liabilities                                    133.0           148.7

Shareowners' equity:
    Common stock                                     334.5           220.6
    Other shareowners' equity                      1,947.9         1,870.2
      Total shareowners' equity                    2,282.4         2,090.8

      Total liabilities and equity                $5,812.6        $5,621.6

See accompanying notes to condensed consolidated financial statements.

                                      INGERSOLL-RAND COMPANY

                             CONDENSED CONSOLIDATED INCOME STATEMENT
                              (in millions except per share figures)



                                           Three Months Ended            Nine Months Ended
                                              September 30,                September 30,
                                           1997           1996          1997            1996

NET SALES                               $1,694.0      $1,595.8       $5,170.8       $4,962.5
Cost of goods sold                       1,250.8       1,206.7        3,834.7        3,753.4
Administrative, selling and service
  engineering expenses                     263.5         240.4          780.2          733.5
Operating income                           179.7         148.7          555.9          475.6
Interest expense                           (26.1)        (28.1)         (83.1)         (91.5)
Other income (expense), net                 (1.7)          4.9           (9.2)           3.0
Dresser-Rand income                          8.0           8.5           17.5           16.0
Ingersoll-Dresser Pump
  minority interest                         (3.3)         (4.0)         (13.0)          (8.3)
Earnings before income taxes               156.6         130.0          468.1          394.8
Provision for income taxes                  59.5          48.1          181.6          146.1

Net earnings                            $   97.1    $     81.9       $  286.5     $    248.7

Average number of common
  shares outstanding (*)                   163.9         161.5          163.1          161.1

Net earnings per common share (*)         $ 0.60        $ 0.50         $ 1.76         $ 1.54

Dividends per common share (*)            $0.150        $0.137         $0.423         $0.383

* Share and per share amounts have been restated to reflect the three-for-two stock split, as discussed in Note 10.
See accompanying notes to condensed consolidated financial statements.

                        INGERSOLL-RAND COMPANY

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)
                                                   Nine Months Ended
                                                     September 30,
                                                   1997         1996
Cash flows from operating activities:
  Net earnings                                  $ 286.5    $   248.7
  Adjustments to arrive at net cash
    provided by operating activities:
  Depreciation and amortization                   149.8        154.5
  (Gain)/loss on sale of businesses                (3.9)       (45.1)
  Realignment of operations                          --         30.4
  Equity earnings/loss, net of dividends          (24.5)       (16.1)
  Minority interest in earnings                    15.2          9.2
  Deferred income taxes                             2.7        (25.5)
  Other noncash items                              19.5         (1.9)
  Changes in other assets and
    liabilities, net                              (44.7)      (157.9)
  Net cash provided by operating activities       400.6        196.3

Cash flows from investing activities:
  Capital expenditures                           (115.5)      (143.5)
  Proceeds from sales of property, plant
    and equipment                                  14.9         31.2
  Acquisitions, net of cash                      (328.9)      (130.5)
  Proceeds from business dispositions             249.5        122.6
  Increase in marketable securities                (2.0)        (4.6)
  Cash advances (to) from equity companies         16.0        (32.8)
  Net cash used in investing activities          (166.0)      (157.6)

Cash flows from financing activities:
  (Decrease) increase in short-term borrowings    (50.6)         4.6
  Proceeds from long-term debt                      2.2           .1
  Payments of long-term debt                     (133.7)       (27.7)
  Net change in debt                             (182.1)       (23.0)
  Purchase of treasury stock                      (20.2)          --
  Dividends paid                                  (69.0)       (61.8)
  Other                                            39.9         15.0
  Net cash used in financing activities          (231.4)       (69.8)

Effect of exchange rate changes
on cash and cash equivalents                       20.0          9.0

Net increase (decrease) in cash and
   cash equivalents                                23.2        (22.1)
Cash and cash equivalents -
  beginning of period                             184.1        137.3
Cash and cash equivalents - end of period        $207.3    $   115.2

See accompanying notes to condensed consolidated financial statements.


                       INGERSOLL-RAND COMPANY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and nine months ended September 30, 1997 and 1996.

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

Note 3 - On February 14, 1997 the company sold the Clark-Hurth Components Group (Clark-Hurth) to Dana Corporation. At December 31, 1996, the net assets held for sale totaled $265.7 million and were classified as current assets on the Consolidated Balance Sheet. Clark-Hurth results have been reported as part of the Engineered Equipment Segment. This group's 1997 results inclusive of the sale transaction, produced operating income for the first quarter of approximately $2.7 million, but on an after-tax basis, reduced net earnings by approximately $3.6 million.

Note 4 - On January 31, 1996, the company acquired for $95.4 million in cash and the assumption of certain liabilities, the Steelcraft Division of MascoTech, Inc.(Steelcraft). Steelcraft manufactures a wide range of cold-rolled and galvanized steel doors for use primarily in nonresidential construction. On August 27, 1996, the company acquired for $34.3 million in cash and the assumption of certain liabilities, substantially all of the assets of Zimmerman International Corp. (Zimmerman). Zimmerman manufactures equipment and systems that assist in handling or lifting tools, components and materials for a variety of industrial operations. These transactions have been accounted for as purchases, with the results included since their respective acquisition dates. Pro forma results assuming the acquisitions had occurred at the beginning of the year would not have been materially different than those reported.

Note 5 - In the first quarter of 1996, the company accrued for the realignment of its foreign operations, principally in Europe. These accruals were primarily for severance payments and pension benefits associated with work force reductions. Also in the 1996 first quarter, accruals were established for the exit or abandonment of selected European product lines and the closing of a steel foundry. These accruals totaled approximately $30.4 million and were charged to operating income.

Note 6 - On March 26, 1996, the company sold most of the assets of the Pulp Machinery Division (the largest unit within the Process System Group) for approximately $122.3 million to Beloit Corporation, a subsidiary of Harnischfeger Industries, Inc., realizing a pretax gain of $45 million. In addition in March 1996, the company sold an investment for a gain of $4.8 million.

Note 7 - In August 1996, the company agreed to sell most of the remaining assets of the Process Systems Group to Gencor Industries, Inc., subject to certain closing conditions. The sale was completed during the fourth quarter of 1996 at a price of approximately $58 million in cash for a pretax gain of approximately $10 million. The Process Systems Group had been reported as part of the Engineered Equipment Segment.

Note 8 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):
                                     September 30,     December 31,
                                              1997             1996

        Raw materials and supplies        $  170.6         $  156.2
        Work-in-process                      237.0            238.7
        Finished goods                       533.7            538.1
                                             941.3            933.0
        Less - LIFO reserve                  161.5            157.9
        Total                             $  779.8         $  775.1

         Work-in-process inventories are stated after deducting customer progress payments of $16.1 million at September 30, 1997 and $24.9 million at December 31, 1996.

Note 9 - The company's investment in the Dresser-Rand partnership at September 30, 1997 and December 31, 1996 was $160.0 million and $149.4 million, respectively. The company owed Dresser-Rand $16.3 million at September 30, 1997 and Dresser-Rand owed the company $3.2 million at December 31, 1996. During the first nine months of 1996, Dresser-Rand approved and distributed $115.7 million of capital to its partners of which $56.7 million was distributed to the company.

         Dresser-Rand net sales were $861.4 million for the nine months ended September 30, 1997 and $835.2 million for the nine months ended September 30, 1996, and gross profit was $164.7 million and $167.6 million, respectively. Dresser-Rand's net income for the nine months ended September 30, 1997 was $35.7 million, as compared to $32.7 million for the nine months ended September 30, 1996.

        The summarized financial position of Dresser-Rand was as follows (in millions):


                                     September 30,   December 31,
                                              1997           1996

        Current assets                      $463.0         $496.5
        Property, plant and
          equipment, net                     245.9          262.5
        Other assets and
        investments                           61.8           49.8
                                             770.7          808.8
        Deduct:
        Current liabilities                  272.5          306.4
        Noncurrent liabilities               178.1          204.4
                                             450.6          510.8
        Net partners' equity
          and advances                      $320.1         $298.0


Note 10-On August 6, 1997, the board of directors of the company declared a three-for-two stock split in the form of a stock dividend. The additional shares were distributed on September 2, 1997 to shareowners of record on August 19, 1997. Par value per share of common stock remained at $2.00 per share. The stock split has been reflected in the accompanying financial statements and all accompanying per share information for all periods presented have been restated to reflect the stock split.

Note 11-Earnings per share is computed based on the average number of common shares outstanding (163.9 million and 163.1 million for the three and nine months ended September 30, 1997, respectively, and
        161.5 million and 161.1 million for the three and nine months ended September 30, 1996, respectively). The Financial Accounting Standards Board issued Statement of Financial Accounting Standards
        (SFAS) No. 128 "Earnings per Share" in February 1997, which is required to be adopted on December 31, 1997. The impact of SFAS No. 128 on the calculation of earnings per share for the three and nine months ended September 30, 1997 and 1996 is not material.

Note 12-On October 31, 1997, the company completed its previously announced acquisition of Thermo King Corporation (Thermo King), a wholly-owned subsidiary of Westinghouse Electric Corporation, for approximately $2.56 billion in cash.

        Based in Minneapolis, Thermo King is the world leader in the transport temperature control business for trailers, truck bodies, sea-going containers, buses and light-rail cars.
        Thermo King reported 1996 sales of approximately $1 billion and net income of approximately $141 million. It has a global presence with about 45 percent of its sales generated outside North America. Thermo King operates six manufacturing/assembly facilities in North America and international facilities located in Ireland, Brazil, Germany, the Czech Republic, Denmark, and, through majority-owned joint ventures, in Spain and China.

        The initial funds used to consummate the acquisition were obtained from the issuance of commercial paper and the use of approximately $100 million of available cash. Over the next few months, the company expects to reduce the outstanding commercial paper with the proceeds from the issuance of approximately $1.6 billion of medium-term debt (with maturities ranging from three to ten years) and $600 million of company obligated mandatorily redeemable preference securities of a subsidiary holding solely debentures of the company (an equity-linked security).

Note 13-On October 24, 1997, in connection with the acquisition of Thermo King, the company entered into forward interest rate agreements to hedge the future U.S. Treasury component of the interest rate related to an aggregate amount of $800 million of medium-term financing related to the acquisition. These contracts mature on December 1, 1997, and the financing is planned to mature over periods of three ($400 million), seven ($200 million) and ten ($200 million) years. The weighted average interest rate on the forward contracts was 6.02 percent. The actual effective rate on such borrowings will consist of the U.S. Treasury rate component plus a credit spread applicable to the company.


                          INGERSOLL-RAND COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


          Net sales for the third quarter of 1997 totaled $1.7 billion, representing a 6.2-percent increase over last year's third quarter. However, sales comparisons between the two quarters have to be adjusted to reflect the following:

   o The third quarter of 1997 includes the results from the April 3, 1997 acquisition of the Newman Tonks Group PLC (Newman Tonks), a U.K.-based producer of architectural hardware. Newman Tonks generated approximately $85 million of bookings and approximately $80 million of sales for the third quarter of the year. This unit also contributed approximately $6 million of operating income for the third quarter of the year, after the effect of estimated purchase accounting adjustments.

   o The third quarter of 1996 included the results of the Clark-Hurth Components Group, which was sold on February 14, 1997, and the Process Equipment Division Unit, which was sold effective September 30, 1996. These operations reported combined bookings of approximately $95 million for the third quarter of 1996. Their combined 1996 third-quarter sales totaled approximately $102 million, which generated approximately $1.4 million of operating income for the three months ended September 30, 1996.

         Operating income for the three months ended September 30, 1997 totaled $179.7 million, and represents a 20.8-percent improvement over the $148.7 million reported for the third quarter of 1996.

          Other income/(expense) was $6.6 million lower than last year's third quarter. This unfavorable variance is due primarily to the following factors:

   o last year's third quarter included gains of $3.6 million from the sales of excess fixed assets;

   o reduced interest and royalty income of approximately $1.4 million;
     and

   o increased minority interest charges other than Ingersoll-Dresser Pump (IDP) minority interest.

         Income from the company's share of the operations of the Dresser-Rand joint venture totaled $8.0 million compared to $8.5 million in the third quarter of 1996. The reduction for the quarter was attributed to lower third quarter invoicings when compared to the 1996 third quarter.

         The minority interest charge for the IDP joint venture totaled $3.3 million, versus $4.0 million in the 1996 third quarter. This reduction is mainly attributed to an increase in foreign income taxes and a decrease in gains on sale of excess fixed assets for the third quarter of 1997 when compared to 1996.

         Ingersoll-Rand reported third quarter net earnings of $97.1 million (60 cents per common share) versus $81.9 million (50 cents per common share) for the three months ended September 30, 1996, reflecting an improvement of 18.6 percent. The earnings per share figures reflect the effect of the September 2, 1997, three-for-two stock split. The company's third-quarter performance established a new third quarter record for the company. The company's record third-quarter results were based on a strong domestic economy and the benefits generated from the company's productivity-improvement plans and procurement programs.

          There were no partial liquidations of LIFO (last-in, first out) inventories during the third quarter of either 1997 or 1996. Net gains from foreign exchange activity during the three months ended September 30, 1997 and 1996 benefitted net earnings by $1.5 million (approximately one cent per common share) and $0.7 million (less than one cent per common share), respectively.

          The company's results for the first nine months of the year reflected improvement over the comparable period last year. Net sales totaled $5.2 billion, a 4.2 percent increase over 1996's first nine-month sales total. Operating income amounted to $555.9 million for an improvement of 16.9 percent over the $475.6 million total for the first nine months of the prior year. Net earnings for the period amounted to $286.5 million ($1.76 per common share) which is $37.8 million higher than last year's nine-month total of $248.7 million ($1.54 per common share). The earnings per share figures reflect the effect of the September 2, 1997, three-for-two stock split.

          The improvement for the first nine months of the year is more pronounced after the exclusion of the following noncomparable items from both periods:

   (a) the first quarter of 1997 contains operating income of $2.7 million from the Clark-Hurth Group (sold on February 14, 1997) from the results of the group and the sale transaction. However, due to the differences between the book and tax basis of the net assets sold, this resulted in a net after-tax loss of approximately $3.6 million;

   (b) the second and third quarters of 1997 include the results of Newman Tonks which reported sales of approximately $164 million and operating income of approximately $7.0 million (after the effect of estimated purchase accounting adjustments);

   (c) the second quarter of 1997 includes a charge of $8.0 million for the writedown of certain assets being held for sale;

   (d) the first nine months of 1996 included the following:
               (i) an operating income benefit of approximately $45 million from the sale of the Pulp Machinery
                    Division, which increased net earnings by approximately $28 million;
              (ii) a charge to operating income of approximately $25 million for the realignment of the company's foreign operations and for the abandonment of selected European product lines. These actions reduced net earnings by approximately $15.5 million;
              (iii) a charge to operating income of $5.4 million by
                    IDP for the closing of a steel foundry, which reduced net earnings by approximately $2 million;
              (iv) sales during the first nine months of 1996 for the Clark Hurth Group (which was sold on February 14, 1997) totaled approximately $260 million and contributed approximately $2.6 million of operating income to the company;
             (v) the Process Systems Group was sold in two pieces during 1996. The Pulp Machinery Division was sold at the end of the first quarter of 1996 and the remaining units were sold effective September 30, 1996. This group generated approximately $90 million of product sales during the first nine months of 1996 which resulted in approximately $5.8 million in operating income for the company; and
             (vi) a gain on the sale of an investment which benefitted other income by $4.8 million.

          A comparison of key income statement amounts between the first nine months of both years is as follows:

   o Net sales for the first nine months of 1997 were $208.3 million above last year's first nine month total. Excluding noncomparable units from both periods, adjusted sales for the first nine months of 1997 increased approximately eight percent over last year's adjusted nine month total.

   o The ratio of cost of goods sold to sales for the first three quarters of 1997 reflected an improvement over the reported 1996 nine-month ratio. Excluding noncomparable items from both periods, the adjusted ratio of cost of goods sold to sales reflected a marked improvement in 1997, when compared to 1996.

   o A partial liquidation of LIFO (last in, first out) inventories lowered cost of goods sold during the first nine months of 1997 by $1.4 million compared to reductions of $2.3 million during the first nine months of 1996.

   o The ratio of administrative, selling and service engineering expenses to sales was 15.1 percent for the first nine months of 1997, as compared to 14.8 percent for the same period of 1996. This deterioration is primarily attributable to the inclusion of Newman Tonks, which traditionally has had a higher ratio of selling and administrative expenses to sales than the company's historical lines and the divestment of Clark-Hurth which had a lower ratio than that of the overall company.

   o Operating income for the first nine months of 1997 was $555.9 million which was $80.3 million higher than last year's nine month total. The ratio of operating income to sales in 1997 was 10.8 percent, as compared to 9.6 percent for the first nine months of the prior year. After excluding the noncomparable items (previously discussed) from both periods, the adjusted 1997 operating income reflects a significant improvement over the adjusted 1996 figure. This improvement was the effect of an improved economy and the company's aggressive productivity-improvement and procurement programs.

   o Other income (expense), net, aggregated $9.2 million of expense for the nine months ended September 30, 1997, as compared to $3.0 million of income in the first nine months of 1996. This unfavorable change was attributed to the following:

          o 1996 includes a $4.8 million gain from the sale of an investment and gains from the sales of excess fixed assets;

          o the minority interest charges for the first nine months of 1997 were higher than the amount reported for the comparable 1996 period; and

          o the remaining difference is attributed to lower losses from foreign currency transactions and higher costs of a miscellaneous nature during the first nine months of 1997.

   o The company's pretax profits for its 49 percent interest in Dresser-Rand Company totaled $17.5 million for the first nine months of 1997, reflecting a modest improvement over the $16.0 million reported for the first nine months of 1996.

   o The IDP minority interest charge totaled $13.0 million for the first three quarters of 1997 versus $8.3 million for last year's first nine months.

   o Interest expense for the first nine months of the year totaled $83.1 million, which represents an $8.4 million reduction from the $91.5 million for the first nine months of last year, reflecting the benefit of lower debt levels in 1997.

   o The company's effective tax rate for the first nine months of 1997 was 38.8 percent. Taxes of $7.2 million relating to the sale of Clark-Hurth resulted in an effective first-quarter rate of 40.9 percent. The effective tax rate for both the first nine months and full year of 1996 was 37 percent.

     The consolidated results for the first nine months of the year benefited from the combination of business improvements in a number of the company's domestic markets (including automotive, construction and general industrial) and a continued emphasis on the company's productivity-improvement and procurement programs, and prior-year restructuring actions. Incoming orders for the first nine months of the year totaled $5.3 billion, which was approximately $212 million (or 4.2 percent) above last year's nine month total.

     Bookings for the third quarter excluding noncomparable businesses, reflected an overall increase of seven percent. Bookings in the United States were up approximately 12 percent, and international orders were down one percent from last year, due to an unfavorable currency impact of approximately seven percent. The company's backlog of orders at September 30, 1997, believed by it to be firm, was $1.3 billion. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

   Liquidity and Capital Resources

         In the first nine months of the year, the company completed the sale of the Clark-Hurth Group on February 14, 1997, and the acquisition of Newman Tonks, on April 3, 1997. The cash proceeds from the Clark-Hurth disposition (received at the closing) were approximately $242 million and the cash cost of the Newman Tonks acquisition was approximately $370 million. During the first nine months of 1997, the company's working capital decreased by approximately $229.2 million to $1.0 billion from the December 31, 1996 balance. The current ratio at September 30, 1997 was 1.7 to
   1.0 which is lower than the 2.0 to 1.0 at the end of last year. These reductions are primarily attributed to the company's divestitures and acquisitions program during the first nine months of the year.

         The company's cash and cash equivalents increased by $23.2 million during the first nine months of 1997 to $207.3 million from $184.1 million at December 31, 1996. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate movements must be considered. Cash flows from operating activities provided $400.6 million, investing activities used $166.0 million and financing activities used $231.4 million. Exchange rate changes during the first nine months of 1997 increased cash and cash equivalents by $20.0 million.

         Receivables totaled $1.2 billion at September 30, 1997, which represents a $104.6 million increase over the amount reported at December 31, 1996. The increase was attributed to strong third quarter sales and $63.2 million from the acquisition of Newman Tonks, partially offset by the effect of foreign currency translation.

         Inventories totaled $779.8 million at September 30, 1997, approximately $4.7 million higher than the year-end balance of $775.1 million. The net increase is the result of $68 million increase related to the Newman Tonks acquisition and reductions due to increased sales and improvement in the company's inventory management programs and the effect of exchange rates applicable to international inventories.

         Intangible assets increased by approximately $280.7 million during the first nine months of 1997, due primarily to the acquisition of Newman Tonks, reduced by scheduled amortization.

         Long-term debt, including current maturities, at September 30, 1997, totaled $1.2 billion. The company's debt-to-total capital ratio (excluding minority interest) improved to 35-percent at September 30, 1997, which represents a four percentage point improvement over the 39 percent ratio at December 31, 1996.

         During the first nine months of 1997, foreign currency translation adjustments resulted in a net decrease of approximately $64.7 million in shareowners' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Belgium, France, Germany, Italy, Japan, Netherlands, Spain, Singapore, Switzerland and the United Kingdom accounted for almost all of this change.

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

         The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party(PRP) for cleanup costs associated with off-site waste disposal at approximately 37 federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites, there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

   Dispositions

          On February 14, 1997, the company sold the Clark-Hurth Group to Dana Corporation. Clark-Hurth had been reported as part of the Engineered Equipment Segment. This group's 1997 results inclusive of the sale transaction produced operating income for the first quarter of $2.7 million; however, on an after-tax basis, this disposition reduced net earnings by approximately $3.6 million.

          On March 26, 1996, the company sold most of the assets of the Pulp Machinery Division (the largest unit within the Process Systems Group) for approximately $122.3 million to Beloit Corporation, a subsidiary of Harnischfeger Industries, Inc., realizing a pretax gain of $45 million. In addition, in March 1996, the company sold an investment in CAPCO Automotive Products Corporation for a pretax gain of $4.8 million.

          In August 1996, the company agreed to sell most of the remaining assets of the Process Systems Group to Gencor Industries, Inc., subject to certain closing conditions. The sale was completed during the fourth quarter of 1996 at a price of approximately $58 million in cash for a pretax gain of approximately $10 million.

   Shareowners' Equity

          On August 6, 1997, the board of directors approved a three-for-two stock split of the company's common stock. The stock split was effected in the form of a stock dividend and was paid on September 2, 1997, to stockholders of record on August 19, 1997. Fractional shares were settled in cash.

          On May 7, 1997, the company announced that its board of directors had authorized the repurchase of up to 10 million shares of the company's common stock. (The number of shares has been adjusted to 15 million to reflect the effect of the September 2, 1997, three-for-two stock split.) Based on market conditions, the share repurchases will be made from time to time in the open market and in privately negotiated transactions. As of October 31, 1997, the number of shares repurchased under this program is 595,200 shares. The repurchased shares will be available for general corporate purposes.

   Subsequent Events

          On October 31, 1997, the company completed its previously announced acquisition of Thermo King Corporation, a wholly-owned subsidiary of Westinghouse Electric Corporation, for approximately $2.56 billion in cash.

         Based in Minneapolis, Thermo King is the world leader in the transport temperature control business for trailers, truck bodies, sea-going containers, buses and light-rail cars. Thermo King reported 1996 sales of approximately $1 billion and net income of approximately $141 million. It has a global presence with about 45 percent of its sales generated outside North America. Thermo King operates six manufacturing/assembly facilities in North America and international facilities located in Ireland, Germany, Brazil, the Czech Republic, Denmark, and, through majority-owned joint ventures, in Spain and China.

         The initial funds used to consummate the acquisition were obtained from the issuance of commercial paper and the use of approximately $100 million of available cash. Over the next few months, the company expects to reduce the outstanding commercial paper with the proceeds from the issuance of approximately $1.6 billion of medium-term debt (with maturities ranging from three to ten years) and $600 million of company obligated mandatorily redeemable preference securities of a subsidiary holding solely debentures of the company (an equity-linked security).

         On October 24, 1997, in connection with the acquisition of Thermo King, the company entered into forward interest rate agreements to hedge the future U.S. Treasury component of the interest rate related to an aggregate amount of $800 million of medium-term financing related to the acquisition. These contracts mature on December 1, 1997, and the financing is planned to mature over periods of three ($400 million), seven ($200 million) and ten ($200 million) years. The weighted average interest rate on the forward contracts was 6.02 percent. The actual effective rate on such borrowings will consist of the U.S. Treasury rate component plus a credit spread applicable to the company.

   Review of Business Segments

          The Standard Machinery Segment reported sales of $762.8 million during the third quarter of 1997, which is 9.9 percent above 1996's third quarter level of $694.3 million. Operating income for the quarter was $89.3 million and represents a 20.5-percent improvement over the $74.1 million reported for the three months ended September 30, 1996. For the first nine months of 1997 the segment's net sales totaled $2.3 billion, which was seven percent above the $2.2 billion reported for the comparable 1996 period. Operating income for the first three quarters of 1997 totaled $284.6 million, which represents an improvement of 25.4 percent over the $227.0 million reported for the comparable 1996 period.

          The Construction and Mining Group, the Air Compressor Group and Melroe Company all reported double-digit operating income improvements for the third quarter of the year. The segment's performance reflects continued strong demand in the North and South American markets, the benefits of the company's continuous focus on productivity and improved European results, mainly due to restructuring actions taken in 1996.

          The Engineered Equipment Segment is comprised solely of IDP since the February 14, 1997, sale of the Clark-Hurth Group. IDP's sales for the third quarter of the year totaled $198.8 million, which reflects a modest increase over last year's third quarter level of $196.6 million. However, IDP's operating income for the quarter totaled $9.2 million, which reflects a strong improvement over last year's $7.3 million. For the first nine months of 1997, IDP reported sales of $613.3 million, which was down slightly from 1996's nine month total of $618.0 million. Operating income for the first nine months of the year was $32.9 million, reflecting a significant improvement over the amount reported for the first three quarters of 1996. The first quarter of 1996 included a $5.4 million charge to operating income for the closure of a steel foundry. The improvement in operating income for both the third quarter and first nine months of 1997 is attributed to the benefits from previous restructuring actions and increased operating efficiencies.

          The Bearings, Locks and Tools Segment reported sales of $732.4 million for the three months ended September 30, 1997, a 22.0-percent increase over last year's third-quarter total of $600.3 million. Operating income was $92.9 million, as compared to the 1996 third-quarter level of $76.4 million. For the first nine months of 1997, the segment reported net sales of $2.2 billion, 20.9 percent above the amount reported in the comparable period of 1996. Operating income for the first three quarters of 1997, totaled $271.4 million compared to $208.5 million reported for the nine months ended September 30, 1996. Since its April 3, 1997 acquisition, Newman Tonks results have been included in this segment.

          The Bearings and Components Group's sales for the third quarter of 1997 were slightly higher than the amount reported for the third quarter of 1996. However, operating income for the group was below last year's third quarter by approximately 15 percent mainly due to inventory reduction actions instituted during the quarter. Sales for the nine months ended September 30, 1997 exceeded the comparable period in 1996 by approximately five percent and operating income reflected an improvement of more than 15 percent.

          The Architectural Hardware Group's results include the operations of Newman Tonks since its April 3, 1997, acquisition date. For the third quarter of 1997, Newman Tonks generated approximately $80 million in sales and contributed approximately $6 million of operating income to the group's third quarter performance, after the effect of estimated purchase accounting adjustments. Excluding Newman Tonks, sales and operating income reported by the Architectural Hardware Group for both the third quarter and first nine months of 1997 reflected marked improvements over the comparable amounts in the prior year.

          The Production Equipment Group's sales and operating income for the third quarter of 1997 were well above the amounts reported for the three months ended September 30, 1996. Sales and operating income of the Production Equipment Group for the nine months ended September 30, 1997 exceeded the amounts reported for the comparable 1996 period by approximately 20 percent and 50 percent, respectively. Approximately one-half of the sales and operating income improvements is attributed to the Automated Production Systems Division.

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

          The company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ from those expected by the company: changes in the rate of economic growth in the United States and in other major international economies; significant changes in trade, monetary and fiscal policies worldwide; currency fluctuations among the U.S. dollar and other currencies; demand for company products; distributor inventory levels; failure to achieve the company's productivity targets; and competitor actions including unanticipated pricing actions or new product introductions.




                                                                          PART I- EXHIBIT 11
                                                                          Page 1 of 2
                                      INGERSOLL-RAND COMPANY
                   COMPUTATIONS OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                              (in millions except per share figures)

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
PRIMARY EARNINGS PER SHARE:                        1997        1996         1997         1996

Net earnings applicable to common stock          $ 97.1      $ 81.9       $286.5       $248.7

Average number of common shares outstanding (*)   163.9       161.5        163.1        161.1

PRIMARY EARNINGS PER SHARE                        $0.60       $0.50        $1.76        $1.54

FULLY DILUTED EARNINGS PER SHARE (NOTE 1):(**)

Net earnings for the period                      $ 97.1      $ 81.9       $286.5       $248.7
Adjusted shares:
Average number of common shares outstanding(*)    163.9       161.5        163.1        161.1
Number of common shares issuable
  assuming exercise under incentive
  stock plans                                       3.2         1.1          2.5           .7
Average number of outstanding shares,
  as adjusted for fully diluted earnings
  per share calculations                          167.1       162.6        165.6        161.8

FULLY DILUTED EARNINGS PER SHARE                  $0.58       $0.50        $1.73        $1.54


(*) Common share and per share figures for 1996 have been restated to reflect the three-for-two stock split declared by the company on August 6, 1997.
      See Note 10 to the condensed consolidated financial statements for additional information.

(**)   This calculation is presented in accordance with the Securities Exchange
       Act of 1934, although it is not required disclosure under APB Opinion No.
       15.

See accompanying notes to computations of primary and fully diluted earnings per share.

                                        PART I - EXHIBIT 11
                                        Page 2 of 2


                       INGERSOLL-RAND COMPANY

          NOTE TO COMPUTATIONS OF PRIMARY AND FULLY DILUTED
                        EARNINGS PER SHARE


     1 - Net earnings per share of common stock computed on a fully diluted basis are based on the average number of common shares outstanding during each year after adjustment for individual securities which may be dilutive. Securities entering into consideration in making this calculation are common shares issuable under employee stock plans.
         Employee stock options outstanding are included in the calculation of fully diluted earnings per share by applying the "Treasury Stock" method quarterly. Such calculations are made using the higher of the average month-end market prices or the market price at the end of the quarter, in order to reflect the maximum potential dilution.


                       INGERSOLL-RAND COMPANY
                      PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)      Exhibits

         The exhibits listed on the accompanying index to exhibits are filed as part of this Form 10-Q Quarterly Report.

  (b)      Reports on Form 8-K

         On September 17, 1997, the Registrant filed a Current Report on Form 8-K dated September 12, 1997 for Item 5 (Other Events) and Item 7 (Exhibits). The Current Report on Form 8-K related to the signing of a definitive purchase agreement with Westinghouse Electric Corporation under which the company agreed to acquire Thermo King Corporation, a wholly-owned subsidiary of Westinghouse Electric Corporation, for approximately $2.56 billion in cash.

         On November 5, 1997, the Registrant filed a Current Report on Form 8-K dated October 31, 1997 for Item 2 (Acquisition of Assets) and Item 7 (Financial Statements and Exhibits). This Current Report on Form 8-K related to the acquisition of all of the outstanding shares of capital stock of Thermo King Corporation together with other equity interests and assets related to Thermo King, from Westinghouse Electric Corporation for an aggregate purchase price of approximately $2.56 billion.

         On November 6, 1997, the Registrant filed an Amendment to its Current Report on Form 8-K dated October 31, 1997 for
         Item 7 (Financial Statements and Exhibits). This amendment placed on file supplemental interim financial statement information on Thermo King Corporation and reports of independent accountants.


                       INGERSOLL-RAND COMPANY

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INGERSOLL-RAND COMPANY
                                    (Registrant)






Date   November 6, 1997         /S/ G.V. Geraghty
                               G. V. Geraghty, Vice President &
                               Comptroller

                               Principal Accounting Officer



                       INGERSOLL-RAND COMPANY

                          INDEX TO EXHIBITS

                            (Item 6 (a))



DESCRIPTION:

3(i)   Amendment to Restated Certificate of Incorporation of
Ingersoll-Rand Company filed August 20, 1997. (Incorporated by reference to Exhibit 4.2 of the company's Form S-3 Registration
Statement No. 333-37019).

(12) Computations of Ratios of Earnings to Fixed Charges. (Filed herewith).