Form 10-K
period 1997-12-31
INGERSOLL RAND CO
filed 1998-03-06
CIK 50485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997
                               or
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]


The aggregate market value of common stock held by nonaffiliates on February 27, 1998 was $7,865,808,008 based on the closing price of such stock on the New York Stock Exchange. This includes the shares owned by the Registrant's Leveraged Employee Stock
Ownership Plan.


The number of shares of common stock outstanding as of February
27,1998 was 165,734,876.


              DOCUMENTS INCORPORATED BY REFERENCE
  Annual Report to Shareholders for fiscal year ended December 31, 1997. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this report.
  Proxy Statement for Annual Meeting of Shareholders to be held on April 24, 1998. See Part III of this Form 10-K Annual Report for portions incorporated by reference. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year).

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

o On October 31, 1997, the company purchased all of the outstanding shares of capital stock of Thermo King Corporation (Thermo King) together with other equity interests and assets related to Thermo King, from Westinghouse Electric Corporation, for an aggregate purchase price of approximately $2.56 billion in cash. Thermo King designs, manufactures and distributes transport temperature control systems and service parts for a variety of mobile applications, including trailers, truck bodies, seagoing containers, buses and light-rail cars.

o In April 1997, the company completed the acquisition of Newman Tonks Group PLC (Newman Tonks), a United Kingdom-based producer of architectural hardware products headquartered in Birmingham, England. Newman Tonks is a leading manufacturer, specifier and supplier of branded architectural hardware products.

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

        Dispositions that the company has made in recent years are as follows:

o On February 14, 1997, the company sold Clark-Hurth Components Group to Dana Corporation. At December 31, 1996, the net assets subject to sale totalled $265.7 million and were classified as current assets on the Consolidated Balance Sheet. Clark-Hurth Components had been reported as part of the Engineered Equipment Segment.

o During 1996, the company sold the Process Systems Group in two separate transactions at a price of approximately $180.3 million. The company recorded a pretax gain of $55 million. The Process Systems Group had been reported as part of the Engineered Equipment Segment.

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

Products
        The company manufactures and sells primarily nonelectrical machinery and equipment. Principal products include the following:


  Agricultural sprayers             Golf cars
  Air balancers                     Hoists
  Air compressors & accessories     Hydraulic breakers
  Air dryers                        Lubrication equipment
  Air logic controls                Material handling equipment
  Air motors                        Mining equipment
  Air and electric tools            Multistage pumps
  Architectural hardware trim       Needle roller bearings
  Asphalt compactors                Parts-washing systems
  Asphalt pavers                    Paving equipment
  Automated dispensing systems      Piston pumps
  Automated production systems      Pneumatic breakers
  Automotive components             Pneumatic cylinders
  Ball bearings                     Pneumatic valves
  Blasthole drills                  Portable compressors
  Blowers                           Portable generators
  Centrifugal pumps                 Portable light towers
  Compact hydraulic excavators      Reciprocating pumps
  Construction equipment            Road-building machinery
  Diaphragm pumps                   Rock drills
  Directional drills                Rock stabilizers
  Door closers                      Roller bearings
  Door control hardware             Rotary drills
  Door locks, latches &             Rotary pumps
    locksets                        Rough-terrain forklifts
  Doors and door frames (steel)     Skid-steer loaders
  Drilling equipment and            Soil compactors
    accessories                     Spray-coating systems
  Electrical security systems       Submersible pumps
  Engineered pumps                  Transport temperature control
  Engine-starting systems             systems
  Exit devices                      Utility vehicles
  Extrusion pump systems            Vacuum pumps
  Fastener-tightening systems       Vertical turbine pumps
  Fluid-handling equipment          Waterjet-cutting systems
  Foundation drills                 Water-well drills
                                    Winches

        These products are sold primarily under the company's name and also under other names including ABG, Aro, Beebe, Blaw-Knox, Bobcat, Carryall, Centac, Centri-Spray, Charles Maire, Club Car, Crawlair, Cyclone, Dixie-Pacific, Dor-O-Matic, Ecoair, Elite, Fafnir, Falcon, Glynn-Johnson, GrainTech, Ingersoll-Dresser Pumps, IRB, Jeumont-Schneider Pumps, Kilian, Klemm, LCN, Legge, McCartney, Melroe, Monarch, Montabert, NREC, Newman Tonks, Normbau, Pacific, Phoenix, Pleuger, Promaxx, Rand Equipment, Samiia, Schlage, Scienco, Sensor I, Sierra, Split Set, Spra-Coupe, Steelcraft, Tensor I, Thermo King, Titan, Torrington, Von Duprin, Worthington and Zimmerman.

        During the past three years, the division of the company's sales between capital goods and expendables has been in the approximate ratio of 60 percent and 40 percent, respectively. The company generally defines as expendables those products which are not capitalized by the ultimate user. Examples of such products are parts sold for replacement purposes, power tools and needle bearings.

        Additional information on the company's business and financial information about industry segments is presented in
Note 15 to the Consolidated Financial Statements included in the company's Annual Report to Shareholders for 1997, incorporated by reference in this Form 10-K Annual Report.

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

Competitive Conditions
        The company's products are sold in highly competitive markets throughout the world against products produced by both foreign and domestic corporations. The principal methods of competition in these markets relate to price, quality and service. The company believes that it is one of the leading manufacturers in the world of a broad line of air compression systems, anti-friction bearings, construction equipment, transport temperature control products, air tools, pumps, golf cars and utility vehicles. In addition, the company believes it is a leading supplier in domestic markets for locks, other door hardware products, skid-steer loaders and asphalt paving equipment.

International Operations
        Sales to customers outside the United States, including domestic sales for export, accounted for approximately 39 percent of the consolidated net sales in 1997. Information as to operating income by geographic area is set forth in Note 15 to the Consolidated Financial Statements included in the company's Annual Report to Shareholders for 1997, incorporated by reference in this Form 10-K Annual Report. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the company's international operations.

Raw Materials
        The company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the company's products are purchased from numerous suppliers, and the company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog
        The company's approximate backlog of orders at December 31, 1997, believed by it to be firm, was $398 million for the Standard Machinery Segment, $399 million for the Engineered Equipment Segment and $576 million for the Bearings, Locks and Tools Segment as compared to $335 million, $369 million and $638 million, respectively, at December 31, 1996. The acquisition of Thermo King added an additional $172 million in backlog. These backlog figures are based on orders received. While the major portion of the company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead time and are often subject to revision, deferral, cancellation or termination. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Research, Engineering and Development
        The company maintains extensive research, engineering and development facilities for experimenting, testing and developing high quality products. The company employs approximately 1,744 professional employees for its research, engineering and development activities. The company spent $216 million in 1997, $209 million in 1996 and $190 million in 1995 on research, engineering and development.

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

        During 1997, the company spent approximately $9 million on capital projects for pollution abatement and control and an additional $5 million for environmental remediation expenditures at sites presently or formerly owned or leased by the company.
It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant, and the accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

        The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 38 federal Superfund and state remediations sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Employees
        There are approximately 46,600 employees of the company throughout the world, of whom approximately 29,100 work in the United States and 17,500 in foreign countries. Approximately 31% percent of the company's United States production and maintenance employees, who work in 14 plants, are represented by 8 unions. The company believes relations with its employees are good.

Item 2.   PROPERTIES
        The company's executive offices are located at Woodcliff Lake, New Jersey. Manufacturing and assembly operations are conducted in 61 plants in the United States; 5 plants in Canada; 39 plants in Europe; 11 plants in Asia; 7 plants in Latin America and 1 plant in Africa. The company also maintains various warehouses, offices and repair centers in the United States, Canada and abroad.

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

Standard Machinery
        This segment's products include machinery regularly used in general manufacturing and in industries such as mining and construction. Products range from blasthole drills used in mining and construction, small air compressors found worldwide in auto service stations, skid-steer loaders and golf cars. The segment is aligned into four operating groups: Air Compressor, Construction and Mining, Melroe, and Club Car. The segment's remaining manufacturing locations are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   11            3,321,000
        International              10            1,852,000

                Total              21            5,173,000

Engineered Equipment
  This segment was organized into three operating groups: Pump, Process Systems (sold in 1996) and Clark-Hurth (sold February
1997). The remaining products manufactured by this segment are predominantly pumps for diversified industrial use and specialty pumps for process, power generation and marine applications. The segment's remaining manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                    7            1,682,000
        International              15            1,921,000

                Total              22            3,603,000

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

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   37            7,388,000
        International              28            2,949,000

                Total              65           10,337,000

Acquisition of Newman Tonks added six additional domestic plants with 623,000 square feet as well as 10 international plants with 512,000 square feet.

Thermo King
This segment principally operates in one industry that includes the design, manufacture, and distribution of transport temperature control equipment. These products are primarily used in the transport temperature control business for trailers, truck bodies, seagoing containers, buses and light-rail cars. Thermo King was acquired on October 31, 1997.

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                    6            1,457,000
        International              10            1,234,000

                Total              16            2,691,000


Item 3.   LEGAL PROCEEDINGS
        In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for off-site waste disposal cleanup of approximately 38 sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

        See also the discussion under Item 1 - Environmental
Matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended
December 31, 1997.

The following information is included in accordance with the provision of Part III, Item 10.

                        Date of
                       Service as    Principal Occupation and
                      an Executive   Other Information
Name and Age            Officer      for Past Five Years
James E. Perrella(62)     5/4/77     Chairman of the Board,
                                       President and Chief
                                       Executive Officer,
                                       Director (President and
                                       Director, 1992 - 1993)
J. Frank Travis(62)       2/7/90     Vice Chairman of the Board,
                                       (Executive Vice President
                                       1993-1996; Executive
                                       Vice President and
                                       President of the
                                       Production Equipment
                                       Group, 1994 - 1995; Vice
                                       President and President
                                       of the Bearings and
                                       Components Group, 1992 -
                                       1993)
Paul L. Bergren(48)      12/2/92     Executive Vice President,
                                       (Vice President, President
                                       of the Air Compressor Group,
                                       President of
                                       Ingersoll-Rand Europe,
                                       1994 - 1997)
Brian D. Jellison(52)     2/7/96     Executive Vice President,
                                       (Vice President and
                                       President of the
                                       Architectural Hardware
                                       Group, 1995 - 1998;
                                       President of the Door
                                       Hardware Group,1994 - 1995;
                                       President, Von Duprin, 1988 -
                                       1994)
Steven T. Martin(56)      5/2/96     Executive Vice President
                                       (Vice President and
                                       President of Production
                                       Equipment Group,1996 - 1998;
                                       President of Production Equipment
                                       Group 1995 - 1996; Vice President
                                       and General Manager Fafnir Bearings
                                       Division of Torrington, 1986 - 1995)
David W. Devonshire(52)  1/12/98     Senior Vice President and
                                       Chief Financial Officer,
                                       (Senior Vice President and
                                       Chief Financial Officer,
                                       Owens Corning 1993 - 1997;
                                       Corporate Vice President, Finance
                                       Honeywell Inc., 1992 - 1993)
William J. Armstrong(56)  8/3/83     Vice President and Treasurer
Gerard V. Geraghty(47)    5/2/96     Vice President, President
                                       of the Construction
                                       and Mining Group (Vice
                                       President and
                                       Comptroller, 1996 - 1998;
                                       Controller - Operations,
                                       1993 - 1996; Assistant
                                       Controller 1988 - 1993)
Frederick W. Hadfield(61) 8/1/79     Vice President and President
                                       of Ingersoll Dresser Pump
                                       Company (Vice President,
                                       1979 - 1994)
Daniel E. Kletter(59)     2/7/90     Vice President (Vice
                                       President and President of
                                       the Construction and
                                       Mining Group, 1989 - 1994)
Patricia Nachtigal(51)   11/2/88     Vice President and General
                                       Counsel
Allen M. Nixon(57)        2/1/95     Vice President and President
                                       of Bearing and Components
                                       Group (Vice President and
                                       General Manager Torrington
                                       Needle Bearings Division,
                                       1983 - 1994)
James R. O'Dell(59)      12/3/88     Vice President
Nicholas J. Pishotti(57) 4/10/95     Vice President - Strategic
                                       Sourcing (General Manager,
                                       Aircraft Engine Sourcing
                                       Department, General
                                       Electric Company, 1988 -
                                       1995)
Donald H. Rice(53)        2/1/95     Vice President (Executive
                                       Director - Human Resources
                                       1994; Vice President,
                                       Human Resources - Bearings
                                       and Components Group, 1988
                                       - 1993)
Charles R. Hoge(41)       2/4/98     Vice President and President
                                       and Chief Executive
                                       Officer of Melroe Company
Gerald E. Swimmer(53)     5/1/82     Vice President
Marvin L. Walrath (55)   12/1/97     Vice President and Chief
                                       Information Officer
                                       (Executive Director,
                                       Information Technology
                                       1997; Vice President
                                       and General Manager -
                                       Small Air and Recip
                                       Divisions, 1997; Vice
                                       President and General
                                       Manager - Small Compressor
                                       Division 1990 - 1997)
Ronald G. Heller(51)      2/6/91     Secretary and Assistant
                                       General Counsel

No family relationship exists between any of the above-listed executive officers of the company. All officers are elected to hold office for one year or until their successors are elected and qualify.
                            PART II

Note:     All applicable share prices and dividends per share
amounts have been restated to reflect the September 2, 1997 three-for-two stock split.

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

                                        Common Stock
                             High            Low       Dividend
1997
First quarter             $32 7/8      $28 9/16           $.137
Second quarter             41 3/4       27 13/16           .137
Third quarter              45 9/16      37 1/2             .150
Fourth quarter             46 1/4       34 11/16           .150
                             High            Low       Dividend
1996
First quarter             $28 9/16     $23 3/8            $.123
Second quarter             29 9/16      24 13/16           .123
Third quarter              31 5/8       25 1/4             .137
Fourth quarter             31 3/4       27 1/16            .137
        The Bank of New York (Church Street Station, P.O. Box 11258, New York, NY 10286-1258, (800)524-4458) is the transfer agent, registrar and dividend reinvestment agent.

        There are no significant restrictions on the payment of dividends. The approximate number of record holders of common stock as of February 27, 1998 was 11,990.

Item 6.   SELECTED FINANCIAL DATA
        Selected financial data for the five years ended December
31, 1997, is as follows (in millions except per share amounts):

December 31          1997       1996        1995         1994        1993

Net sales        $7,103.3   $6,702.9    $5,729.0     $4,507.5    $4,021.1

Net earnings        380.5      358.0       270.3        211.1       142.5

Total assets      8,415.6    5,621.6     5,563.3      3,596.9     3,375.3

Long-term debt    2,528.0    1,163.8     1,304.4        315.9       314.1

Shareholders'
 equity           2,341.4    2,090.8     1,795.5      1,531.3     1,349.8

Basic earnings
 per common share   $2.33      $2.22       $1.70        $1.33       $0.91

Diluted earning
 per common share   $2.31      $2.21       $1.69        $1.33       $0.90

Dividends per
 common share        0.57        0.52       0.49         0.48        0.47


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        Management's discussion and analysis of financial condition and results of operations is included as Financial Review and Management Analysis in Exhibit 13 - the Annual Report to Shareholders for 1997 and is incorporated by reference in this Form 10-K Annual Report.

Forward-looking Statements
        Information provided by the company in this 1997 Annual Report on Form 10-K, in periodic reports on Form 10-Q, in press releases and in statements made by employees in oral discussions may constitute or contain "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements represent the company's expectations concerning future events and, by their nature, involve risk and uncertainty.

        The company cautions investors that forward-looking statements are not guarantees of future performance. A variety of factors could cause business conditions and actual results to differ materially from expected results contained in forward-looking statements. The company includes among those factors the following: changes in the rate of economic growth in the United States and in other major international economies; impacts of unusual items resulting from ongoing evaluations of organizational structures, business strategies and acquisitions and dispositions; significant changes in trade, monetary and fiscal policies worldwide; currency fluctuations among the U.S. dollar and other currencies; demand for company products; distributor inventory levels; performance issues with key suppliers and subcontractors; failure to achieve the company's productivity targets; costs and effects of unanticipated legal and administrative proceedings; and, competitor actions, such as unanticipated pricing actions or cost reduction strategies and entry into direct product line competition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The discussion under the caption "Financial Review and Management Analysis - Financial Market Risk" in the Annual
Report to Shareholders for 1997 (filed as Exhibit 13 to this Form 10-K Annual Report), is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        The following financial statements and supplementary financial information included in the accompanying Annual Report to Shareholders for 1997 are incorporated by reference in this Form 10-K Annual Report:

        (a) The consolidated financial statements and the report thereon of Price Waterhouse LLP dated February 3, 1998, are included as Exhibit 13 - the Annual Report to Shareholders
(excluding the Financial Review and Management Analysis) for
1997.

        (b) The unaudited quarterly financial data for the two-year period ended December 31, 1997, is as follows (in millions except per share amounts):
                       Net      Cost of   Operating        Net
1997                 sales   goods sold      income   earnings

First quarter     $1,639.4     $1,228.4      $166.6     $ 77.8
Second quarter     1,837.4      1,355.5       209.6      111.6
Third quarter      1,694.0      1,250.8       179.7       97.1
Fourth quarter     1,932.5      1,429.0       204.4       94.0
  Year 1997       $7,103.3     $5,263.7      $760.3     $380.5

1996

First quarter     $1,604.9     $1,208.8      $150.6     $ 74.5
Second quarter     1,761.9      1,338.0       176.3       92.3
Third quarter      1,595.8      1,206.7       148.7       81.9
Fourth quarter     1,740.3      1,276.4       207.9      109.3
  Year 1996       $6,702.9     $5,029.9      $683.5     $358.0

                             1997                          1996

                      Basic          Diluted            Basic       Diluted
               earnings per     earnings per     earnings per  earnings per
               common share     common share     common share  common share

First quarter         $0.48            $0.48            $0.46         $0.46
Second quarter         0.68             0.68             0.58          0.57
Third quarter          0.60             0.58             0.50          0.50
Fourth quarter         0.57             0.57             0.68          0.68
  Year                $2.33            $2.31            $2.22         $2.21



Item 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        The information required by Item 10 is (i) incorporated by reference in this Form 10-K Annual Report from pages 1 through 5, 17 and 18 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1998, and
(ii) included after Item 4 in Part I of this Form 10-K Annual
Report.

Item 11.  EXECUTIVE COMPENSATION
        Information on executive compensation is incorporated by reference in this Form 10-K Annual Report from pages 7 through 17 of the company's definitive proxy statement for the Annual
Meeting of Shareholders to be held on April 24, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
        Information on security ownership of directors and nominees, directors and officers as a group and certain beneficial owners is incorporated by reference in this Form 10-K Annual Report on pages 4 and 5 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1998.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Information required by Item 13 is incorporated by reference in this Form 10-K Annual Report from page 17 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1998.

                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1. and 2.    Financial statements and financial statement
                 schedules
                     The financial statements, together with the
                 report thereon of Price Waterhouse LLP dated
                 February 3, 1998, included as Exhibit 13
                 (excluding Financial Review and Management
                 Analysis) and the unaudited quarterly financial data included in Part II Item 8(b) are incorporated by reference in this Form 10-K
                 Annual Report. The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual Report to Shareholders for 1997.

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

(b)              Reports on Form 8-K

                 A Current Report on Form 8-K (Item 2) dated
                 October 31, 1997 reporting on the company's acquisition of Thermo King Corporation.

                 A Current Report on Form 8-K (Items 5 and 7) dated November 6, 1997 filing the Selling Agency
                 Agreement to issue Medium-Term Notes having an aggregate initial offering price of up to $750,000,000.

                 A Current Report on Form 8-K (Items 5 and 7) dated November 19, 1997 filing a Pricing
                 Agreement to issue $200,000,000 aggregate principal amount of 6.391% Debentures Due 2027.

                 A Current Report on Form 8-K (Items 5 and 7) dated November 19, 1997 filing the Debt Securities Underwriting Agreement Standard Provisions to issue debt securities having an aggregate initial offering price of up to $1,050,000,000.

                 A Current Report on Form 8-K (Items 5 and 7) dated November 20, 1997 filing a Pricing
                 Agreement to issue $200,000,000 aggregate principal amount of 6.443% Debentures Due 2027.

                 A Current Report on Form 8-K (Items 5 and 7) dated November 21, 1997 filing a Pricing Agreement to issue $400,000,000 aggregate principal amount of 6.255% Notes Due 2001.


                     INGERSOLL-RAND COMPANY

                 INDEX TO FINANCIAL STATEMENTS
               AND FINANCIAL STATEMENT SCHEDULES
                     (Item 14 (a) 1 and 2)


                                                          Form
                                                          10-K
Consolidated Financial Statements:
  Report of independent accountants                          *
  Consolidated balance sheet at
    December 31, 1997 and 1996                               *
  For the years ended December 31, 1997, 1996
    and 1995:
    Consolidated statement of income                         *
    Consolidated statement of shareholders'
      equity                                                 *
    Consolidated statement of cash flows                     *
  Notes to consolidated financial statements                 *
Selected unaudited quarterly financial data                 **

Financial Statement Schedule:
  Report of independent accountants on
    financial statement schedule                    See below
  Consolidated schedule for the years ended
    December 31, 1997, 1996 and 1995:
    Schedule II -- Valuation and Qualifying
      Accounts                                      See below


*     See Exhibit 13 - Ingersoll-Rand Company Annual Report to
    Shareholders for 1997.

**  See Item 8 Financial Statements and Supplementary Data.

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

              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Ingersoll-Rand Company:

Our audits of the consolidated financial statements referred to in our report dated February 3, 1998, which is included as part of Exhibit 13 - the Annual Report to Shareholders for 1997 of Ingersoll-Rand Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/S/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Morristown, New Jersey
February 3, 1998



               CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 333-38367, No. 333-37019, and No. 333-34029) and to
the incorporation by reference in the Registration Statements on Form S-8 (No. 333-42133, No. 333-19445, No. 333-00829, No. 33-
35229, and No. 2-98258) of Ingersoll-Rand Company of our report dated February 3, 1998, which is included as part of Exhibit 13 - the Annual Report to Shareholders for 1997, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on this page.



/S/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Morristown, New Jersey
March 6, 1998
                                                 SCHEDULE II



                     INGERSOLL-RAND COMPANY

               VALUATION AND QUALIFYING ACCOUNTS

      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                     (Amounts in millions)



                                 Additions
                                charged to
                    Balance at   costs and               Balance
                     beginning    expenses  Deductions    at end
Description            of year         (*)        (**)   of year

1997
Doubtful accounts       $34.3       $11.7       $12.1      $33.9

1996
Doubtful accounts       $38.3       $ 8.6       $12.6      $34.3

1995
Doubtful accounts       $25.9       $17.8       $ 5.4      $38.3

(*)    "Additions" include foreign currency translation.

(**) "Deductions" include accounts and advances written off, less recoveries.



                     INGERSOLL-RAND COMPANY
                       INDEX TO EXHIBITS
                          (Item 14(a))
Description
2 Stock Purchase Agreement, dated as of September 12, 1997, between Westinghouse Electric Corporation, and the Registrant.
Incorporated by reference from Form 8-K of Ingersoll-Rand
Company, dated September 17, 1997.

3 (i) Amendment to Restated Certificate of Incorporation of
Ingersoll-Rand Company filed May 28, 1992. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

3 (ii) Amendment to Restated Certificate of Incorporation of
Ingersoll-Rand Company filed August 20, 1997. Incorporated by reference to Form S-3 filed October 2, 1997.

3 (iii) Restated Certificate of Incorporation of Ingersoll-Rand
Company as amended through May 28, 1992. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

3 (iv) By-Laws of Ingersoll-Rand Company, as amended through
September 1, 1997. Incorporated by reference to Form S-3 filed
October 2, 1997.

4 (i) Rights Agreement, dated as of December 7, 1988, as amended by Amendment No. 1 thereto dated as of December 7, 1994.
Incorporated by reference from Form 8-A of Ingersoll-
Rand Company filed on December 12, 1988, and Form 8-A/A of
Ingersoll-Rand Company filed December 15, 1994.

4 (ii) Indenture, dated as of August 1, 1986 between Ingersoll-
Rand Company and The Bank of New York, as Trustee, as supplemented. Incorporated by reference to Exhibits 4.1, 4.2 and
4.3 of the company's Form S-3 Registration Statement No. 33-
39474.

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

10 (iii) (a) Management Incentive Unit Plan of Ingersoll- Rand Company. Amendment to the Management Incentive Unit Plan,
effective January 1, 1982.   Amendment to the Management
Incentive Unit Plan, effective January 1, 1987. Amendment to the Management Incentive Unit Plan, effective June 3, 1987. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10 (iii) (b) Ingersoll-Rand Company Directors Deferred
Compensation and Stock Award Plan. Incorporated by reference to
Form 10-K for the year ended December 31, 1996, filed March 26,
1997.

10 (iii) (c) Forms of Contingent Compensation Agreements with
Vice Presidents and/or Group Presidents of Ingersoll-Rand
Company. Filed herewith.

10 (iii) (d) Description of Bonus Arrangements for Executive Vice
President of Ingersoll-Rand Company. Filed herewith.

10 (iii) (e) Description of Bonus Arrangements for Chairman,
President and Staff Officers. Incorporated by reference to Form
10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10 (iii) (f) Form of Change of Control Agreement with Chairman and Chief Executive Officer of Ingersoll-Rand Company.
Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1995, filed March 29, 1996.

10 (iii) (g) Form of Change of Control Agreement with selected executive officers other than Chairman of Ingersoll-Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1995, filed March 29, 1996.

10 (iii) (h) (1) Executive Supplementary Retirement Agreement for selected executive officers. Incorporated by reference to Form
10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10 (iii) (i) (2) Executive Supplementary Retirement Agreement for selected executive officers. Incorporated by reference to Form
10-K for the year ended December 31, 1996, filed March 26, 1997.

10 (iii) (j) Incentive Stock Plan of 1985 of Ingersoll-Rand
Company.  Incorporated by reference to Form 10-K of Ingersoll-
Rand Company for the year ended December 31, 1993, filed March
30, 1994.

10 (iii) (k) Forms of insurance and related letter agreements with certain executive officers. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December
31, 1993, filed March 30, 1994.

10 (iii) (l) Incentive Stock Plan of 1990 of Ingersoll-Rand
Company.  Incorporated by reference to Form 10-K of Ingersoll-
Rand Company for the year ended December 31, 1993, filed March
30, 1994.

10 (iii) (m) Restated Supplemental Pension Plan. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1995, filed March 29, 1996.

10 (iii) (n) Supplemental Stock and Savings Investment Plan effective as of January 1, 1989. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December
31, 1993, filed March 30, 1994.

10 (iii) (o) Supplemental Retirement Account Plan effective as of January 1, 1989. Incorporated by reference to Form
10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10 (iii) (p) Incentive Stock Plan of 1995 of Ingersoll-Rand Company. Incorporated by reference to the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement dated March 15, 1995. See Appendix A of the Proxy Statement dated March 15, 1995.

10 (iii) (q) Senior Executive Performance Plan. Incorporated by reference to the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement dated March 15, 1995. See Appendix B of the
Proxy Statement dated March 15, 1995.

10 (iii) (r) Elected Officers Supplemental Plan. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1995, filed March 29, 1996.

10 (iii) (s) Selected Executive Officer Employment Agreement.
Incorporated by reference to Form 10-K of Ingersoll-Rand
Company for the year ended December 31, 1995, filed
March 29, 1996.

10 (iii) (t) Executive Deferred Compensation and Stock Award
Plan.  Incorporated by reference to Form 10-K for the year ended
December 31, 1996, filed March 26, 1997.

10 (iii) (u) Senior Vice President and Chief Financial
Officer Employment Agreement. Filed herewith.

11 (i)  Computation of Basic Earnings Per Share.  Filed herewith.

11 (ii) Computation of Diluted Earnings Per Share. Filed herewith.

12 Computations of Ratios of Earnings to Fixed Charges.
Filed herewith.

13 Ingersoll-Rand Company Annual Report to Shareholders for 1997. Not deemed to be filed as part of this report except to the extent incorporated by reference. Filed herewith.

18 Letter dated August 11, 1995 from Price Waterhouse
LLP regarding change in accounting method. Incorporated by reference to Form 10-Q of Ingersoll-Rand Company for the quarterly period ended June 30, 1995 reported under
Item 6, Exhibits.

21 List of Subsidiaries of Ingersoll-Rand Company.
Filed herewith.

27 Financial Data Schedule.



                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INGERSOLL-RAND COMPANY
                                                  (Registrant)

                                   By   /S/David W. Devonshire

                                   Date    March  6,  1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                 Date

                           Chairman, President,
                         Chief Executive Officer
                         and Director (Principal
/S/ James E. Perrella     Executive Officer)      March  6, 1998
 (James E. Perrella)

                         Senior Vice President
                         Chief Financial Officer
                          (Principal Financial
/S/ David W. Devonshire  and Accounting Officer)  March  6, 1998
 (David W. Devonshire)


/S/ Joseph P. Flannery          Director          March  6, 1998
 (Joseph P. Flannery)


/S/ Constance J. Horner         Director          March  6, 1998
 (Constance J. Horner)


/S/ H. William Lichtenberger    Director          March  6, 1998
 (H. William Lichtenberger)


/S/ Theodore E. Martin          Director          March  6, 1998
 (Theodore E. Martin)


/S/ Orin R. Smith               Director          March  6, 1998
 (Orin R. Smith)


/S/ Richard J. Swift            Director          March  6, 1998
 (Richard J. Swift)


/S/ J.Frank Travis              Director          March  6, 1998
 (J. Frank Travis)


/S/ Tony L. White               Director          March  6, 1998
 (Tony L. White)