Form 10-Q
period 1998-03-31
INGERSOLL RAND CO
filed 1998-05-14
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998
                                    or

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

The number of shares of common stock outstanding as of April 30, 1998 was 165,507,070.





                          INGERSOLL-RAND COMPANY

                                FORM 10-Q


                                  INDEX






PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at March 31,
         1998 and December 31, 1997

         Condensed Consolidated Income Statement for the three months ended March 31, 1998 and 1997

         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Exhibit 11 - Computations of Basic and Diluted Earnings
         Per Share




SIGNATURES



                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                                 MARCH 31,    DECEMBER 31,
                                                   1998           1997
Current assets:
 Cash and cash equivalents                        $  106.2        $  104.9
 Marketable securities                                 8.2             6.9
 Accounts and notes receivable, net of
   allowance for doubtful accounts                 1,322.8         1,281.5
 Inventories                                         920.1           854.8
 Prepaid expenses and deferred taxes                 265.2           250.3
 Assets held for sale                                 32.4            46.5
      Total current assets                         2,654.9         2,544.9

Investments and advances:
 Dresser-Rand Company                                110.3           115.0
 Partially-owned equity companies                    210.5           213.0
                                                     320.8           328.0
Property, plant and equipment, at cost             2,318.9         2,275.2
 Less - accumulated depreciation                   1,024.6           992.0
   Net property, plant and equipment               1,294.3         1,283.2
Intangible assets, net                             3,815.2         3,833.0
Deferred income taxes                                207.0           214.9
Other assets                                         230.0           211.6

      Total assets                                $8,522.2        $8,415.6

                          LIABILITIES AND EQUITY
Current liabilities:
 Loans payable                                    $  448.4        $  925.1
 Accounts payable and accruals                     1,515.8         1,402.7
      Total current liabilities                    1,964.2         2,327.8

Long-term debt                                     2,527.5         2,528.0
Postemployment liabilities                           952.5           937.1
Minority interests                                   126.4           127.9
Other liabilities                                    155.7           153.4

Company obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the Company            402.5             -

Shareholders' equity:
 Common stock                                        336.0           334.8
 Other shareholders' equity                        2,232.7         2,163.0
 Accumulated other comprehensive income             (175.3)         (156.4)
      Total shareholders' equity                   2,393.4         2,341.4

      Total liabilities and equity                $8,522.2        $8,415.6

See accompanying notes to condensed consolidated financial statements.





                          INGERSOLL-RAND COMPANY
                 CONDENSED CONSOLIDATED INCOME STATEMENT
                  (in millions except per share figures)



                                                     Three Months Ended
                                                          March 31,
                                                     1998          1997

   Net sales                                     $2,002.9      $1,639.4
   Cost of goods sold                             1,484.1       1,228.4
   Administrative, selling and service
     engineering expenses                           305.2         244.4
   Operating income                                 213.6         166.6
   Interest expense                                 (62.8)        (27.9)
   Other income (expense), net                        4.7          (5.7)
   Dresser-Rand income                                1.8           1.5
   Minority interests                                (3.7)         (2.9)
   Earnings before income taxes                     153.6         131.6
   Provision for income taxes                        54.5          53.8

   Net earnings                                  $   99.1      $   77.8

   Average number of basic common
     shares outstanding                             164.0         162.3

   Basic earnings per common share                 $ 0.60        $ 0.48

   Diluted earnings per common share               $ 0.60        $ 0.48

   Dividends per common share                      $0.150        $0.137


   See accompanying notes to condensed consolidated financial statements.





                         INGERSOLL-RAND COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in millions)

                                                     Three Months Ended
                                                          March 31,
                                                      1998         1997
Cash flows from operating activities:
  Net earnings                                      $ 99.1       $ 77.8
  Adjustments to arrive at net cash
    provided by operating activities:
  Depreciation and amortization                       69.4         56.1
  (Gain)/loss on sale of property plant and
   equipment                                          (0.1)         0.2
  Gain on sale of businesses                           -           (5.8)
  Net equity earnings/losses, net of dividends        (6.1)        (3.3)
  Minority interests in earnings, net of dividends     2.9          2.9
  Other items                                          5.3         11.5
  Changes in other assets and liabilities, net         5.6        (91.5)
Net cash provided by operating activities            176.1         47.9

Cash flows from investing activities:
  Capital expenditures                               (63.1)       (40.1)
  Proceeds from sales of property, plant and
   equipment                                           1.4         10.8
  Acquisitions, net of cash                          (31.4)         -
  Proceeds from business dispositions                 19.3        241.5
  Increase in marketable securities                   (1.5)        (0.5)
  Cash advances from (to) equity companies             5.5         10.6
Net cash (used in) provided by investing
  activities                                         (69.8)       222.3

Cash flows from financing activities:
  (Decrease)increase in short-term borrowings       (476.3)        14.3
  Proceeds from long-term debt                         -            1.6
  Payments of long-term debt                          (0.5)        (0.8)
    Net change in debt                              (476.8)        15.1
  Issuance of equity-linked securities               402.5          -
  Issuance costs and fees                            (12.1)         -
    Net proceeds from issuance of equity-linked
      securities                                     390.4          -
  Purchase of treasury stock                          (8.3)         -
  Dividends paid                                     (24.6)       (22.2)
  Proceeds from exercise of stock options             12.6          8.9
Net cash (used in) provided by financing
  activities                                        (106.7)         1.8
Effect of exchange rate changes on cash and
  and cash equivalents                                 1.7         10.0
Net increase in cash and cash equivalents              1.3        282.0
Cash and cash equivalents - beginning of period      104.9        184.1
Cash and cash equivalents - end of period           $106.2       $466.1

See accompanying notes to condensed consolidated financial statements.



                       INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three months ended March 31, 1998 and 1997.

Note 2 - In the first quarter of 1998, the company acquired for approximately $15.4 million in cash, the assets of Johnstone Pump Company (Johnstone). Johnstone manufactures industrial piston pumps, automated dispensing systems and related products for use primarily in the automotive industry. Johnstone's results have been reported as part of the Production Equipment Group. Also in the first quarter of 1998, the company acquired for approximately $16 million in cash, the door hardware technology and intellectual property relating to residential door locksets from the Master Lock unit of Fortune Brands, Inc. The Master Lock transaction covers patents and some manufacturing assets used to produce residential locks, excluding padlocks. The door lockset technology will be incorporated into the Architectural Hardware Group. These transactions have been accounted for as purchases, with the results included since their respective acquisition dates. Pro forma results, assuming the acquisitions had occurred at the beginning of the year, would not have been significantly different than those reported.

Note 3 - On March 20, 1998 the company completed the sale of Ing. G. Klemm Bohrtechnik GmbH, which had been reported as part of the Construction and Mining Group in the Standard Machinery Segment. Also in the first quarter, the company sold certain assets of Newman Tonks Group Limited. Sales proceeds approximated the book value of these assets. The assets sold were classified as assets held for sale at December 31, 1997.

Note 4 - On October 31, 1997, the company acquired Thermo King Corporation (Thermo King), from CBS, Inc. (formerly Westinghouse Electric Corporation), for approximately $2.56 billion in cash. Thermo King is the world leader in the transport temperature control business for trailers, truck bodies, seagoing containers, buses and light-rail cars. This transaction has been accounted for as a purchase, with the results included since its acquisition date. The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1997, reflect the acquisition as though it occurred at the beginning of the period after adjustments for the impact of interest on acquisition debt, and depreciation and amortization of assets, including goodwill, to reflect the purchase price allocation (in millions except per share amounts):

         For the three months ended March 31             1997

         Sales                                       $1,886.5
         Net earnings                                    66.5
         Basic earnings per share                       $0.41
         Diluted earnings per share                      0.41

         The above pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the period. Further, the pro forma results are not intended to be a projection of future results of the combined companies.

Note 5 - On April 3, 1997, the company completed the acquisition of Newman Tonks Group PLC (Newman Tonks), for approximately $370 million. Newman Tonks is a leading manufacturer, specifier and supplier of branded architectural hardware products. This transaction has been accounted for as a purchase, with the results included since its acquisition date. Pro forma results assuming Newman Tonks had been acquired at the beginning of the year would not materially impact the results of the company.

Note 6 - On February 14, 1997, the company sold the Clark-Hurth Components Group (Clark-Hurth) for approximately $241.5 million of net cash. Clark-Hurth results were reported as part of the Engineered Equipment Segment. This group's 1997 results inclusive of the sale transaction, produced operating income for the first quarter of approximately $2.7 million, but on an after-tax basis, reduced net earnings by approximately $3.6 million.

Note 7 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                        March 31,     December 31,
                                          1998            1997

         Raw materials and supplies      $  176.5         $  174.1
         Work-in-process                    251.5            218.6
         Finished goods                     645.1            613.8
                                          1,073.1          1,006.5
         Less - LIFO reserve                153.0            151.7
         Total                           $  920.1         $  854.8

         Work-in-process inventories are stated after deducting customer progress payments of $18.4 million at March 31, 1998 and $17.8 million at December 31, 1997.

Note 8 - The company's investment in the Dresser-Rand partnership at March 31, 1998 and December 31, 1997, was $153.7 million and $154.7 million, respectively. The company owed Dresser-Rand $43.4 million and $39.7 million at March 31, 1998 and December 31, 1997, respectively. Net sales of Dresser-Rand were $231.4 million for the three months ended March 31, 1998, and $260.2 million for the three months ended March 31, 1997; and gross profit was $41.7 million and $49.8 million, respectively.

         Dresser-Rand's net income for the three months ended March 31, 1998 was $3.7 million, as compared to $3.1 million for the three months ended March 31, 1997.

         The summarized financial position of Dresser-Rand was as follows (in millions):

                                        March 31,     December 31,
                                          1998            1997

         Current assets                   $485.3            $488.4
         Property, plant and
          equipment, net                   237.8             248.2
         Other assets and investments       48.5              54.1
                                           771.6             790.7
         Deduct:
         Current liabilities               292.1             368.4
         Noncurrent liabilities            169.3             195.8
                                           461.4             564.2
         Net partners' equity
           and advances                   $310.2            $226.5

Note 9 - In March 1998, the company, together with Ingersoll-Financing I, a Delaware statutory business trust of the company (Finance Trust), issued an aggregate of (a) 16,100,000 equity-linked securities, and (b)1,610,000 Finance Trust 6.22% capital securities, each with a $25 stated liquidation amount (the capital securities). The equity-linked securities consisted of (a)14,490,000 income equity-linked securities (income securities), and (b) 1,610,000 growth equity-linked securities (growth securities).

         Each equity-linked security consists of a unit comprised of (a)a contract to purchase from the company not later than May 16, 2001, a number of shares of the company's common stock equal to a specified rate and to receive an annual contract adjustment payment until May 15, 2001 of 0.53%, (in the case of an income security), or 0.78% (in the case of a growth security), and (b) either beneficial ownership of a capital security (in the case of an income security), or a 1/40 undivided interest in a zero coupon Treasury Security maturing May 15, 2001 (in the case of a growth security). Under the terms of the stock purchase contracts, the company will issue between 6.9 million and 8.3 million common shares by May 15, 2001. The capital securities associated with the income securities and the U.S. Treasury Securities associated with the growth securities have been pledged as collateral to secure the holders' obligations in respect of the common stock purchase contracts.

         The capital securities were issued by the Finance Trust and are entitled to a distribution rate of 6.22% per annum of their $25 stated liquidation amount. The Finance Trust utilized the proceeds from the issuance of the equity-linked and capital securities to purchase an equivalent principal amount of the company's 6.22% Debentures due May 16, 2003. The interest rate on the 6.22% Debentures and the distribution rate on the capital securities and common securities of the Finance Trust are to be reset, subject to certain limitations, effective May 16, 2001.

         The company has recorded the present value of the contract adjustment payments, totaling $6.1 million, as a liability and a reduction of shareholders' equity. The liability will be reduced as the contract adjustment payments are made. The company has the right to defer the contract adjustment payments and the payment of interest on the 6.22% Debentures, but any such election will subject the company to restrictions on the payment of dividends on and redemption of, its outstanding shares of common stock, and on the payment of interest on, or redemption of, debt securities of the company junior in rank to the 6.22% Debentures.

         The company incurred costs of approximately $12 million in connection with the issuance of the equity-linked securities and the capital securities. The portion of such costs which relate to the issuance of the stock purchase contracts has been recorded as a reduction of shareholders' equity.

Note 10- On August 6, 1997, the board of directors of the company declared a three-for-two-stock split in the form of a stock dividend. The additional shares were distributed on September 2, 1997 to shareowners of record on August 19, 1997. Par value per share of common stock remained at $2.00 per share. The stock split has been reflected in the accompanying financial statements and all accompanying per share information for all periods presented have been restated to reflect the stock split.

Note 11- The company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" effective January 1, 1998. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding (164.0 million and 162.3 million for the first three months of 1998 and 1997, respectively). Diluted earnings per share is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in the company's case comprise shares issuable under stock benefit plans (1.9 million and 1.2 million for the first three months of 1998 and 1997, respectively). All earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements. The adoption did not have a material effect on the calculation of EPS.

Note 12- The company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998. The statement requires minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustment, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

         The components of comprehensive income are as follows (in millions):

         For the three months ended March 31       1998        1997

         Net income                               $99.1       $77.8
         Other comprehensive income -
           Foreign currency equity adjustment     (18.9)      (49.4)
         Comprehensive income                     $80.2       $28.4

Note 13- SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires companies to report financial and descriptive information about its operating segments in financial statements for interim and annual periods. The statement also requires additional disclosures regarding products and services, geographic areas of operation, and major customers. SFAS No. 131 will be effective for the year ending December 31, 1998. The company will comply as required.

Note 14- SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The company will comply with the disclosure requirements of this pronouncement for the year ending December 31, 1998.




                       INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


The company's results for the first quarter of the year established a new record. Sales totalled $2.0 billion, operating income was $213.6 million and net earnings reached $99.1 million ($0.60 earnings per share). For the first quarter of 1997, the company reported sales of $1.6 billion, operating income of $166.6 million and net earnings of $77.8 million ($0.48 earnings per share). After adjusting both quarters for the effects of the company's acquisition and divestment program, adjusted earnings per share for the first quarter of the year increased an impressive 18 percent over last year's first quarter.

A description of the noncomparable units is as follows:

o The company completed its acquisition of Thermo King Corporation (Thermo King) on October 31, 1997. For the first quarter of the year, Thermo King reported sales of $289 million and generated $39.3 million of operating income, after the effect of estimated purchase accounting adjustments. After the allocation of approximately $38 million of acquisition interest costs and related income tax benefits, Thermo King generated three cents per share to the company's first quarter results.

o The company completed its acquisition of Newman Tonks Group PLC (Newman Tonks), at the beginning of April 1997. In the first quarter of 1998, Newman Tonks generated approximately $65 million in sales, which produced approximately $3.1 million of operating income, after the effect of goodwill and purchase accounting adjustments. Newman Tonks reported a net loss for the first quarter of 1998 of approximately $3 million (or two cents per share) after considering the allocation of approximately $5.8 million of acquisition interest costs.

o On February 14, 1997, the company sold the Clark-Hurth Components Group. This group reported approximately $40 million in sales during the first quarter of 1997. The group reported approximately $2.7 million of operating income in last year's first quarter, which included the pretax gain on its sale. The group's net results for the first quarter of 1997 generated a net loss of approximately $3.6 million (two cents per share), after considering acquisition interest expense and the tax cost of its disposition.

     Excluding the noncomparable items from both quarters would produce an adjusted net earnings for the first three months of 1998 of approximately $96 million ($0.59 earnings per share) versus an adjusted net earnings amount of approximately $81 million ($0.50 earnings per share) for the first three months of 1997.

     A comparison of key income statement amounts between the quarters, is as follows:

o Net sales for the first three months of 1998 totalled $2.0 billion, an increase of 22 percent over last year's first quarter. However, after excluding noncomparable units from both periods, adjusted first quarter 1998 sales increased three percent over last year's adjusted first quarter total, after the effect of an unfavorable two percent change caused by currency.

o The ratio of cost of goods sold to sales for the first quarter of 1998 reflected an improvement over the reported 1997 first quarter ratio. After excluding noncomparable units, the overall ratio reflected a marked improvement over last year's adjusted first quarter total.

o The company did not have any partial liquidations of LIFO (last-in, first-out) inventories during the first quarters of 1998 or 1997.

o The ratio of administrative, selling and service engineering expenses to sales was 15.2 percent for the first three months of 1998, as compared to 14.9 percent for the first quarter of 1997. This modest increase reflects the effects of the company's recent acquisitions.

o Operating income for the first quarter of 1998 totalled $213.6 million, as compared to $166.6 million for last year's first quarter. The ratio of operating income to sales in 1998 was 10.7 percent, as compared to 10.2 percent for the first three months of the prior year. After excluding the noncomparable items from both quarters, the adjusted 1998 first quarter operating income reflects an improvement of approximately five percent over 1997's adjusted first quarter total.

o Other income (expense), net, aggregated $4.7 million of income for the three months ended March 31, 1998, as compared to $5.7 million of expense in the first quarter of 1997. This $10.4 million favorable change is attributed to improved foreign exchange activities, increases in the equity earnings from the company's partially owned affiliates, gains from the sale of surplus assets and lower miscellaneous expenses.

o The company's profits from its 49 percent interest in Dresser-Rand Company totalled $1.8 million for the first quarter of 1998, reflecting an improvement over the $1.5 million reported for the first three months of 1997. This modest increase is attributed to lower taxes of the partnership.

o The company's charges for minority interests totalled $3.7 million for the first three months of the year versus $2.9 million in 1997. This change is attributed to a stronger performance in net earnings by these consolidated entities, principally Ingersoll-Dresser Pump Company (IDP) and the company's operations in India and China during the comparable periods.

o Interest expense for the first quarter of 1998 was $62.8 million and included approximately $44 million attributable to the Thermo King and Newman Tonks acquisitions.

o The company's effective tax rate for the first quarter of the year was 35.5 percent. Last year's first quarter tax rate was
     40.9 percent, due to the tax consequences of the Clark-Hurth disposition. The company's effective tax rate for the full year of 1997 was 38 percent. The current year's estimated effective tax rate of 35.5 percent reflects benefits associated with Thermo King's operations.

     The consolidated results for the first quarter of the year benefitted from the combination of business improvements in a number of the company's domestic and foreign markets and a continued emphasis on the company's productivity-improvement programs.
Incoming orders for the first quarter of the year totalled $2.3 billion which was an increase of 27.3 percent over last year's first quarter total. Bookings excluding noncomparable businesses, represented an overall increase of five percent. Adjusted bookings in the United States were up over 9 percent, and international orders were down 4 percent from last year, including an unfavorable currency impact of approximately two percent. The company's backlog of orders at March 31, 1998, believed by it to be firm, was $1.8 billion, which was approximately 20 percent higher than the backlog at December 31, 1997. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Liquidity and Capital Resources

     In the first quarter of 1998, the company completed the financing for the acquisition of Thermo King with the issuance of $402.5 million of equity-linked securities (Note 9). The net proceeds from this issuance were used to reduce a portion of the company's short term borrowings, which were originally issued to satisfy a portion of the cash requirements for the October 31, 1997 acquisition of Thermo King. Partially as a result of the first quarter issuance of these equity-linked securities, the company's working capital increased by $473.6 million to $690.7 million at March 31, 1998, from the December 31, 1997 balance of $217.1 million. The current ratio increased to 1.4 to 1.0 at the end of the first quarter from the 1.1 to 1.0 at the end of 1997. The company's debt-to-total capital ratio at March 31, 1998 totalled 50 percent, which reflects a significant improvement from the 58 percent reported at December 31, 1997.

     The company's cash and cash equivalents totalled $106.2 million at March 31, 1998 up slightly from the $104.9 million at December 31, 1997. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate movements must be considered. Cash flows from operating activities provided $176.1 million, investing activities used $69.8 million and financing activities used $106.7 million. Exchange rate changes during the first three months of 1998 increased cash and cash equivalents by $1.7 million.

     Receivables totalled $1.3 billion at March 31, 1998, which represents a $41.3 million increase over the amount reported at December 31, 1997. The increase was attributed to strong first quarter sales, partially offset by the effect of foreign currency translation.

     Inventories totalled $920.1 million at March 31, 1998, which represents an increase of $65.3 million over the year-end balance of $854.8 million. The net increase is the result of building inventory to fulfill orders in the second and third quarters offset by exchange rates applicable to international inventories.

     Intangible assets decreased by approximately $17.8 million during the first three months of 1998. Intangibles were impacted mainly by amortization, which was offset by increased goodwill due to first quarter 1998 acquisitions.

     Long term debt, including current maturities, at March 31, 1998, totalled $2.7 billion. The company's debt-to-total capital ratio was 50 percent at March 31, 1998, which represented a significant reduction from the 58 percent reported at December 31, 1997, principally due to the first quarter issuance of $402.5 million of equity-linked securities.

     During the first three months of 1998, foreign currency translation adjustments resulted in a net decrease of approximately $18.9 million in shareowners' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Australia, France, Germany, Ireland, Italy and Spain, accounted for almost all of this change. Accounts receivable and inventories were the principal balance sheet items affected by the currency fluctuations since year end.

Computer Systems and the Year 2000

     The company has conducted a detailed review of its computer systems to identify those areas that could be affected by problems associated with the failure of these systems to correctly process the year 2000. The company is implementing a coordinated plan worldwide to replace, modify and/or upgrade its computer hardware and software to ensure that it will not malfunction as the result of failing to correctly process the year 2000. The company has established a detailed review and testing process to verify whether its systems and products are or will be year 2000 compliant. In addition, the company is working with its suppliers and distributors on this issue to minimize problems in its supply and distribution chains. The company believes that the related costs to replace, modify and/or upgrade its existing systems and products to address this problem will not have a material impact on the company's financial condition, results of operation, liquidity or cash flows for any year.

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

     The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 37 federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites, there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed that it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

     Although uncertainties regarding environmental technology, state and federal laws and regulations and individual site information make estimating the liability difficult, management believes that the total liability for the cost of remediation and environmental lawsuits and claims will not have a material effect on the financial condition, results of operations, liquidity or cash flows of the company for any year. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies, and the company does not discount its liability or assume any insurance recoveries.

Acquisitions

     On October 31, 1997, the company acquired Thermo King for approximately $2.56 billion in cash. Thermo King is the world leader in the transport temperature control business for trailers, truck bodies, seagoing containers, buses and light-rail cars.

     On April 3, 1997, the company completed the acquisition of Newman Tonks, a producer of architectural hardware, for approximately $370 million. Newman Tonks is a leading manufacturer, specifier and supplier of branded architectural hardware products and is based in Birmingham, England.

     In the first quarter of 1998, the company acquired for approximately $15.4 million in cash, the assets of Johnstone Pump Company (Johnstone). Johnstone manufactures industrial piston pumps, automated dispensing systems and related products for use primarily in the automotive industry. Also in the first quarter of 1998, the company acquired for approximately $16 million in cash, the door hardware technology and intellectual property relating to residential door locksets from the Master Lock unit of Fortune Brands, Inc. The Master Lock transaction covers patents and some manufacturing assets used to produce residential locks, excluding padlocks.

Dispositions

     On February 14, 1997, the company sold the Clark-Hurth Components Group (Clark-Hurth) for approximately $241.5 million of net cash. Clark-Hurth results were reported as part of the Engineered Equipment Segment. This group's 1997 results inclusive of the sale transaction, produced operating income for the first quarter of $2.7 million, but on an after-tax basis, reduced net earnings by approximately $3.6 million.

     On March 20, 1998 the company completed the sale of Ing. G. Klemm Bohrtechinik GmbH, which had been reported as part of the Construction and Mining Group in the Standard Machinery Segment. Also in the first quarter, the company sold certain assets of Newman Tonks Group Limited. Sales proceeds approximated the book value of these assets. The assets sold were classified as assets held for sale at December 31, 1997.

First-quarter Business Segment Review

Standard Machinery - This segment's sales totalled $788.2 million for the first quarter of 1998, which reflects a seven percent improvement over 1997's first quarter level of $737.6 million. Operating income for the quarter was $92.8 million, reflecting an improvement of 11.7 percent over last year's first quarter. All groups within the segment reported improvements in both operating income and operating income margins versus 1997's first quarter, with the exception of the Air Compressor Group, which reported a reduction in first quarter earnings of approximately 12 percent, principally due to softness in its Asian markets. The segment's overall first quarter performance reflects strong demand in North American markets and the benefits of the company's continuous focus on productivity and cost improvements.

Engineered Equipment - With the sale of the Clark-Hurth business, effective February 14, 1997, this segment is now composed solely of IDP. IDP's sales for the first quarter totalled $190.2 million, slightly below the 1997 first quarter total. IDP's operating income for the first three months of the year was $6.5 million, approximately $0.9 million below last year's first quarter. The first quarter decrease was due to the decline in sales volume and an eight percent unfavorable currency impact.

     Business trends improved throughout the first quarter, with new orders for the month of March reaching record levels. IDP's earnings for the balance of 1998 are expected to improve significantly when compared to 1997.

Bearings, Locks and Tools - First quarter sales of $735.5 million were 10.3 percent higher than reported for the first three months of 1997. Operating income for the quarter was $88.2 million and reflects a modest improvement over last year's first quarter. Excluding the results of Newman Tonks (acquired April 3, 1997) sales and operating income for the first quarter of 1998 were flat. Sales for the Bearings and Components Group approximated last year's first quarter. Inventory reduction programs and weakness in the Asian markets caused the group's operating income to be below 1997's first quarter level. Production Equipment Group's sales and operating income for the first three months of 1998 were below the prior year's first quarter, primarily due to the timing of shipments in the Automated Production Systems Division. Architectural Hardware Group, excluding Newman Tonks, reported impressive gains in sales and operating income for the quarter.

Thermo King - On October 31, 1997, Ingersoll-Rand acquired Thermo King, the world leader in the transport temperature control market. For the first quarter of 1998, Thermo King reported sales of $289.0 million and generated $39.3 million of operating income, after the effect of estimated purchase accounting adjustments. Thermo King's markets remain strong and the company believes that their results will continue to be accretive to earnings in 1998.

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



                                                         EXHIBIT 11


                       INGERSOLL-RAND COMPANY

        COMPUTATIONS OF BASIC AND DILUTED EARNINGS PER SHARE
               (in millions except per share figures)

                                                 Three Months Ended
                                                      March 31,
                                                   1998        1997

BASIC EARNINGS PER SHARE

Net earnings applicable to common stock           $99.1       $77.8

Average number of basic common shares
  outstanding                                     164.0       162.3

BASIC EARNINGS PER SHARE                          $0.60       $0.48

DILUTED EARNINGS PER SHARE
Net earnings for the period                       $99.1       $77.8

Adjusted shares:
Average number of basic common shares
  outstanding                                     164.0       162.3
Number of common shares issuable
  assuming exercise under incentive
  stock plans                                       1.9         1.2
Average number of outstanding shares,
  as adjusted for diluted earnings
  per share calculations                          165.9       163.5

DILUTED EARNINGS PER SHARE                        $0.60       $0.48



Note: Prior period amounts have been restated for the 3-2 stock split as discussed in Note 10 to the condensed consolidated financial statements.



                       INGERSOLL-RAND COMPANY

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INGERSOLL-RAND COMPANY
                                    (Registrant)



Date    May 14, 1998            /S/ D. W. Devonshire
                               D. W. Devonshire, Senior Vice
                               President & Chief Financial Officer

                               Principal Financial Officer