Form 10-Q
period 1998-06-30
INGERSOLL RAND CO
filed 1998-08-14
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1998
                                    or

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


The number of shares of common stock outstanding as of July 24, 1998 was 165,246,381.




                          INGERSOLL-RAND COMPANY
                                FORM 10-Q
                                  INDEX






PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at June 30, 1998 and December 31, 1997

         Condensed Consolidated Income Statement for the three and six months ended June 30, 1998 and 1997

         Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders



SIGNATURES




                            INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                                   June 30,    December 31,
                                                     1998           1997
Current assets:
  Cash and cash equivalents                       $  108.5        $  104.9
  Marketable securities                               10.6             6.9
  Accounts and notes receivable, net of
    allowance for doubtful accounts                1,320.2         1,281.5
  Inventories                                        903.4           854.8
  Deferred taxes and prepaid expenses                255.4           250.3
  Assets held for sale                                32.1            46.5
    Total current assets                           2,630.2         2,544.9

Investments and advances:
  Dresser-Rand Company                               135.4           115.0
  Partially-owned equity companies                   202.7           213.0
                                                     338.1           328.0

Property, plant and equipment, at cost             2,337.6         2,275.2
  Less - accumulated depreciation                  1,047.1           992.0
    Net property, plant and equipment              1,290.5         1,283.2
Intangible assets, net                             3,795.6         3,833.0
Deferred income taxes                                200.6           214.9
Other assets                                         225.7           211.6

       Total assets                               $8,480.7        $8,415.6

                          LIABILITIES AND EQUITY
Current liabilities:
  Loans payable                                   $  356.8        $  925.1
  Accounts payable and accruals                    1,497.5         1,402.7
    Total current liabilities                      1,854.3         2,327.8

Long-term debt                                     2,527.5         2,528.0
Postemployment liabilities                           954.3           937.1
Other liabilities                                    151.3           153.4
Minority interests                                   119.0           127.9

Company obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures of the Company           402.5             -

Shareholders' equity:
  Common stock                                       336.6           334.8
  Other shareholders' equity                       2,319.4         2,163.0
  Accumulated other comprehensive income            (184.2)         (156.4)
    Total shareholders' equity                     2,471.8         2,341.4
    Total liabilities and equity                  $8,480.7        $8,415.6

See accompanying notes to condensed consolidated financial statements.


                                      INGERSOLL-RAND COMPANY
                             CONDENSED CONSOLIDATED INCOME STATEMENT
                              (in millions except per share figures)

                                           Three months ended            Six months ended
                                                 June 30,                     June 30,
                                           1998           1997          1998            1997

Net sales                              $2,186.2       $1,837.4      $4,189.1        $3,476.8
Cost of goods sold                      1,596.7        1,355.5       3,080.8         2,583.9
Administrative, selling and service
  engineering expenses                    303.2          272.3         608.4           516.7
Operating income                          286.3          209.6         499.9           376.2
Interest expense                          (64.4)         (29.1)       (127.2)          (57.0)
Other income (expense), net                (4.0)          (0.9)          0.8            (6.6)
Dresser-Rand income                         9.2            8.0          11.0             9.5
Minority interests                         (8.7)          (7.7)        (12.4)          (10.6)
Earnings before income taxes              218.4          179.9         372.1           311.5
Provision for income taxes                 77.5           68.3         132.1           122.1

Net earnings                           $  140.9       $  111.6      $  240.0        $  189.4

Basic earnings per common share        $   0.86       $   0.68      $   1.46        $   1.16

Diluted earnings per common share      $   0.85       $   0.68      $   1.45        $   1.16

Dividends per common share             $  0.150       $  0.137      $  0.300        $  0.274

See accompanying notes to condensed consolidated financial statements.


                          INGERSOLL-RAND COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)

                                                   Six months ended
                                                       June 30,
                                                   1998         1997
Cash flows from operating activities:
  Net earnings                                  $ 240.0      $ 189.4
  Adjustments to arrive at net cash
    provided by operating activities:
  Depreciation and amortization                   143.5        100.2
  Gain on sale of businesses                        --          (5.8)
  Gain on sale of property, plant and equipment    (5.5)        (2.1)
  Net equity earnings/loss, net of dividends      (16.5)       (12.6)
  Minority interests, net of dividends             11.6         10.6
  Deferred income taxes                            11.3          4.2
  Other items                                       9.0         16.6
  Changes in other assets and liabilities, net     (9.1)      (119.5)
Net cash provided by operating activities         384.3        181.0

Cash flows from investing activities:
  Capital expenditures                           (119.8)       (75.3)
  Proceeds from sales of property, plant
    and equipment                                  20.6         13.9
  Acquisitions, net of cash                       (35.0)      (328.9)
  Proceeds from business dispositions              19.5        244.2
  Increase in marketable securities                (3.9)        (0.7)
  Cash advances (to) from equity companies         (3.7)         4.7
 Net cash used in investing activities           (122.3)      (142.1)

Cash flows from financing activities:
  Decrease in short-term borrowings              (566.2)       (52.7)
  Proceeds from long-term debt                      --           2.0
  Payments of long-term debt                       (0.6)        (1.0)
    Net change in debt                           (566.8)       (51.7)
  Issuance of equity-linked securities            402.5          --
  Issuance costs and fees                         (12.3)         --
    Net proceeds from issuance of
      equity-linked securities                    390.2          --
  Purchase of treasury stock                      (51.8)         --
  Dividends paid                                  (49.2)       (44.5)
  Proceeds from exercise of stock options          20.7         34.1
Net cash used in financing activities            (256.9)       (62.1)

Effect of exchange rate changes
  on cash and cash equivalents                     (1.5)        12.5
Net increase (decrease) in cash and cash
  equivalents                                       3.6        (10.7)
Cash and cash equivalents - beginning of period   104.9        184.1
Cash and cash equivalents - end of period       $ 108.5      $ 173.4

See accompanying notes to condensed consolidated financial statements.


                       INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and six months ended June 30, 1998 and 1997. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2 - In the first quarter of 1998, the company acquired for approximately $15.4 million in cash, substantially all the assets of Johnstone Pump Company (Johnstone). Johnstone manufactures industrial piston pumps, automated dispensing systems and related products for use primarily in the automotive industry. Johnstone's results have been reported as part of the Production Equipment Group. Also in the first quarter of 1998, the company acquired for approximately $16 million in cash, the door hardware technology and intellectual property relating to residential door locksets from the Master Lock unit of Fortune Brands, Inc. The Master Lock transaction covers patents and some manufacturing assets used to produce residential locks, excluding padlocks. The door lockset technology has been incorporated into the Architectural Hardware Group. In the second quarter of 1998, the company purchased additional operations for approximately $3.6 million in cash. These transactions have been accounted for as purchases, with the results included since their respective acquisition dates. Pro forma results, assuming the acquisitions had occurred at the beginning of the year, would not have been significantly different than those reported.

NOTE 3 - In the first quarter of 1998, the company completed the sale of Ing. G. Klemm Bohrtechnik GmbH, which had been reported as part of the Construction and Mining Group. Also in the first and second quarters, the company sold certain assets of Ingersoll-Rand Architectural Hardware Group Limited (formerly Newman Tonks Group Limited). Sales proceeds approximated the book value of these assets. The assets sold were classified as assets held for sale at December 31, 1997.

NOTE 4 - On October 31, 1997, the company acquired Thermo King Corporation (Thermo King) for approximately $2.56 billion in cash. Thermo King is the world leader in the transport temperature control business for trailers, truck bodies, seagoing containers, buses and light-rail cars. This transaction has been accounted for as a purchase, with the results included since its acquisition date. The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1997, reflect the acquisition as though it occurred at the beginning of the period after adjustments for the impact of interest on acquisition debt, and depreciation and amortization of assets, including goodwill, to reflect the purchase price allocation (in millions except per share amounts):

For the six months ended June 30                         1997

Sales                                                  $3,983.1
Net earnings                                              183.1
Basic earnings per share                               $   1.12
Diluted earnings per share                                 1.12

The above pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the period. Further, the pro forma results are not intended to be a projection of future results of the combined companies.

NOTE 5 - On April 3, 1997, the company completed the acquisition of Newman Tonks Group PLC (Newman Tonks), for approximately $370 million. Newman Tonks is a leading manufacturer, specifier and supplier of branded architectural hardware products. This transaction has been accounted for as a purchase, with the results included since its acquisition date. Pro forma results assuming Newman Tonks had been acquired at the beginning of the year would not have been significantly different than those reported.

NOTE 6 - On February 14, 1997, the company sold the Clark-Hurth Components Group (Clark-Hurth) for approximately $241.5 million of net cash. Clark-Hurth results were reported as part of the Engineered Equipment Segment. This group's 1997 results inclusive of the sale transaction, produced operating income for the first quarter of 1997 of approximately $2.7 million, but on an after-tax basis, reduced net earnings by approximately $3.6 million.

NOTE 7 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                       June 30,        December 31,
                                         1998               1997

Raw materials and supplies             $  170.3          $  174.1
Work-in-process                           261.5             218.6
Finished goods                            625.9             613.8
                                        1,057.7           1,006.5
Less - LIFO reserve                       154.3             151.7
Total                                  $  903.4          $  854.8

Work-in-process inventories are stated after deducting customer progress payments of $21.8 million at June 30, 1998 and $17.8 million at December 31, 1997.

NOTE 8 - The company's investment in the Dresser-Rand partnership at June 30, 1998 and December 31, 1997, was $163.8 million and $154.7 million, respectively. The company owed Dresser-Rand $28.4 million and $39.7 million at June 30, 1998 and December 31, 1997, respectively. Net sales of Dresser-Rand were $592.1 million for the six months ended June 30, 1998 and $563.0 million for the six months ended June 30, 1997; and gross profit was $102.5 million and $107.9 million, respectively.

Dresser-Rand's net income for the six months ended June 30, 1998 was $22.4 million, as compared to $19.4 million for the six months ended June 30, 1997.

The summarized financial position of Dresser-Rand was as follows
(in millions):

                                        June 30,     December 31,
                                          1998            1997

Current assets                         $  518.2        $  488.4
Property, plant and
  equipment, net                          230.9           248.2
Other assets and investments               44.4            54.1
                                          793.5           790.7
Deduct:
Current liabilities                       296.9           368.4
Noncurrent liabilities                    168.7           195.8
                                          465.6           564.2
Net partners' equity
  and advances                         $  327.9        $  226.5

NOTE 9 - In March 1998, the company, together with Ingersoll Financing I, a Delaware statutory business trust of the company (Finance Trust), issued an aggregate of (a) 16,100,000 equity-linked securities, and (b) 1,610,000 Finance Trust 6.22% capital securities, each with a $25 stated liquidation amount (the capital securities). The equity-linked securities consisted of (a) 14,490,000 income equity-linked securities (income securities), and (b) 1,610,000 growth equity-linked securities (growth securities).

Each equity-linked security consists of a unit comprised of (a) a contract to purchase from the company no later than May 16, 2001, a number of shares of the company's common stock determined in accordance with a specified formula and to receive an annual contract adjustment payment until May 15, 2001 of 0.53%, (in the case of an income security), or 0.78% (in the case of a growth security), and
(b) either beneficial ownership of a capital security (in the case of an income security), or a 1/40 undivided beneficial interest in a zero coupon U.S. Treasury Security maturing May 15, 2001 (in the case of a growth security). Under the terms of the stock purchase contracts, the company will issue between 6.9 million and 8.3 million common shares by May 16, 2001. The capital securities associated with the income securities and the U.S. Treasury Securities associated with the growth securities have been pledged as collateral to secure the holders' obligations in respect of the common stock purchase contracts.

The capital securities were issued by the Finance Trust and are entitled to a distribution rate of 6.22% per annum of their $25 stated liquidation amount. The Finance Trust utilized the proceeds from the issuance of the equity-linked and capital securities to purchase $402.5 million of the company's 6.22% Debentures due May 16, 2003. The Debentures are the sole asset of the Finance Trust. The interest rate on the 6.22% Debentures and the distribution rate on the capital securities and common securities of the Finance Trust are to be reset, subject to certain limitations, effective May 16, 2001.

The company has recorded the present value of the contract adjustment payments, totaling $6.4 million, as a liability and a reduction of shareholders' equity. The liability will be reduced as the contract adjustment payments are made. The company has the right to defer the contract adjustment payments and the payment of interest on the 6.22% Debentures, but any such election will subject the company to restrictions on the payment of dividends on, and redemption of, its outstanding shares of common stock, and on the payment of interest on, or redemption of, debt securities of the company junior in rank to the 6.22% Debentures.

The company incurred costs of approximately $12.3 million in connection with the issuance of the equity-linked securities and the capital securities. The portion of such costs which relate to the issuance of the stock purchase contracts has been recorded as a reduction of shareholders' equity.

NOTE 10 - On August 6, 1997, the board of directors of the company declared a three-for-two stock split in the form of a stock dividend. The additional shares were distributed on September 2, 1997 to shareowners of record on August 19, 1997. Par value per share of common stock remained at $2.00 per share. The stock split has been reflected in the accompanying financial statements and all accompanying per share information for all periods presented have been restated to reflect the stock split.

NOTE 11 - The company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" effective January 1, 1998. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Information on basic and diluted earnings per share is as follows (in millions except per shares figures):

                           Three months ended      Six months ended
                                 June 30,                June 30,

                                1998     1997         1998     1997

Net earnings                  $140.9   $111.6       $240.0   $189.4

Average number of basic shares 163.9    163.1        163.9    162.7
Shares issuable assuming
 exercise under incentive
 stock plans                     2.0      1.2          2.1      1.2
Average number of diluted
 shares                        165.9    164.3        166.0    163.9

Basic earnings per shares     $ 0.86   $ 0.68       $ 1.46   $ 1.16
Diluted earnings per share    $ 0.85   $ 0.68       $ 1.45   $ 1.16

All earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements. The adoption did not have a material effect on the calculation of EPS.

NOTE 12 - The company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998. The statement requires minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustment, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

The components of comprehensive income are as follows (in millions):

                           Three months ended      Six months ended
                                 June 30,                June 30,

                                1998     1997         1998     1997

Net income                    $140.9   $111.6       $240.0   $189.4
 Other comprehensive income -
 Foreign currency equity
 adjustment                     (8.9)    (2.5)       (27.8)   (51.9)
Comprehensive income          $132.0   $109.1       $212.2   $137.5

NOTE 13 - SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires companies to report financial and descriptive information about its operating segments in financial statements for interim and annual periods. The statement also requires additional disclosures regarding products and services, geographic areas of operation, and major customers. SFAS No. 131 will be effective for the year ending December 31, 1998. The company will comply as required.

NOTE 14 - SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statement Nos. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The company will comply with the disclosure requirements of this pronouncement for the year ending December 31, 1998.

NOTE 15 - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.
The company will adopt SFAS No. 133 by January 1, 2000, and is currently evaluating the impact this statement may have on the company's financial statements.


                       INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

   The company's results for the second quarter of the year established a new record. Sales totalled $2.2 billion, operating income was $286.3 million and net earnings reached $140.9 million (85 cents per diluted share). For the second quarter of 1997, the company reported sales of $1.8 billion, operating income of $209.6 million and net earnings of $111.6 million (68 cents per diluted share).

   The second quarter of 1998 includes the results from the October 31, 1997 acquisition of Thermo King Corporation (Thermo King). Thermo King's operations for the second quarter of the year generated sales of $317.4 million which produced $43.9 million of operating income, after the effect of estimated purchase accounting adjustments. After the allocation of approximately $38 million of acquisition interest costs and related income tax benefits, Thermo King contributed approximately five cents per share to the company's results for the second quarter.

   A comparison of key income statement amounts between the second quarters, is as follows:

o Net sales for the second quarter of 1998 totalled $2.2 billion, an increase of 19 percent over the amount reported for the three months ended June 30, 1997. After excluding Thermo King's second quarter sales, the increase was 1.7 percent over last year's second quarter. This included the effect of approximately a 1.5 percent unfavorable change caused by currency.

o The ratio of cost of goods sold to sales for the second quarter of 1998 improved to 73.0 percent from the comparable second quarter ratio of 73.8 percent in 1997. After excluding the effects of Thermo King, the overall ratio improved to 72.6 percent from 73.8 percent over last year's second quarter ratio.

o The company did not have any partial liquidations of LIFO (last-in, first-out) inventories during the second quarter of 1998. However, partial liquidations of LIFO inventories during the second quarter of 1997 lowered costs of goods sold by $1.4 million in 1997.

o The ratio of administrative, selling and service engineering expenses to sales was 13.9 percent for the three months ended June 30, 1998, as compared to 14.8 percent for the second quarter of 1997. After excluding Thermo King's results from the second quarter of 1998, the adjusted ratio of administrative, selling and service engineering expenses to sales still reflects a modest improvement over last year's second quarter ratio.

o Operating income for the second quarter of 1998 totalled $286.3 million, as compared to $209.6 million for last year's second quarter. The ratio of operating income to sales in 1998 was
     13.1 percent, as compared to 11.4 percent for the three months ended June 30, 1997. Excluding the results of Thermo King from the current quarter, adjusted second quarter 1998 operating income would reflect a 16-percent improvement over the amount reported for the three months ended June 30, 1997.

o Other income (expense), net, aggregated $4.0 million of net expense for the three months ended June 30, 1998, as compared to $0.9 million of expense for the second quarter of 1997. This $3.1 million unfavorable change is attributed principally to reductions in equity earnings from the company's partially owned affiliates.

o The company's profits from its 49 percent interest in Dresser-Rand Company totalled $9.2 million for the second quarter of 1998, reflecting a 15 percent improvement over the $8.0 million reported for the three months ended June 30, 1997. The increase is attributed to stronger sales coupled with benefits derived from last year's restructuring activities.

o The company's charge for minority interests totalled $8.7 million for the second quarter of the year versus $7.7 million in 1997. This change is attributed to a stronger performance in net earnings by these consolidated entities, principally
     Ingersoll-Dresser Pump Company (IDP) and the company's operations in India and China, during the comparable periods.

o Interest expense for the second quarter of 1998 was $64.4 million and included approximately $44 million attributable to the Thermo King and Newman Tonks acquisitions, offset by a reduction of interest rates on long-term borrowings.

o The company's effective tax rate for the second quarter of the year was 35.5 percent. Last year's second quarter tax rate was
     38.0 percent. The company's effective tax rate for the full year of 1997 was 38.0 percent. The current year's estimated effective tax rate of 35.5 percent reflects benefits associated with Thermo King's operations.

   The consolidated results for the second quarter of the year benefitted from the combination of business improvements in a number of the company's domestic and foreign markets and a continued emphasis on the company's productivity-improvement and sourcing programs. Incoming orders for the second quarter of the year totalled $2.1 billion which was an increase of 18.8 percent over last year's second quarter total. Bookings excluding the effect of the Thermo King acquisition, equaled last year's level despite order reductions due to the General Motors strike, a reduction in orders from our Asian markets and a 1.5 percent unfavorable currency impact. The company's backlog of orders at June 30, 1998, believed by it to be firm, was $1.7 billion, which was approximately 13 percent higher than the backlog at December 31, 1997. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

   A comparison of key income statement amounts between the first half of both years is as follows:

o Net sales for the first half of 1998 were $712.3 million above last year's first half. Excluding noncomparable units from both periods(Thermo King, Clark Hurth and Newman Tonks), adjusted sales for the first six months of 1998 reflected a modest increase over last year's adjusted first half total.

o The ratio of cost of goods sold to sales for the first six months of 1998 improved to 73.5 percent from 74.3 percent reported in the same period of 1997. Excluding noncomparable items from both periods, the adjusted ratio of cost of goods sold to sales reflected a 1.1 percent improvement in 1998, when compared to 1997.

o The company did not have any partial liquidations of LIFO (last in, first out) inventories during the first six months of 1998. However, partial liquidations of LIFO inventories during the first half of 1997 lowered cost of goods sold by $1.4 million.

o The ratio of administrative, selling and service engineering expenses to sales was 14.5 percent for the first six months of 1998, as compared to 14.9 percent for the first half of 1997. This improvement is primarily attributed to the inclusion of the results of Thermo King, which traditionally has had a lower ratio of selling and administration expenses to sales than the company's historical lines.

o Operating income for the first six months of 1998 totalled $499.9 million and reflects an increase of $123.7 million (or
     32.9 percent) over the amount reported for last year's first half. The ratio of operating income to sales in 1998 was 11.9 percent, as compared to 10.8 percent for the first six months of the prior year. After adjusting both periods for noncomparable items, the adjusted 1998 operating income margin also reflects a marked improvement over the adjusted 1997 margin. This improvement is the effect of an improved U.S. economy and the company's aggressive productivity improvement and sourcing programs.

o Other income (expense), net, aggregated $0.8 million of net income for the six months ended June 30, 1998, as compared to $6.6 million of net expense in the first half of 1997. This favorable change is attributed to a positive movement in foreign currency activity, higher earnings from partially-owned equity companies, gains from the sale of surplus assets and a reduction in miscellaneous expenses during the first six months of 1998 as compared to the first half of 1997.

o The company's pretax profits for its 49 percent interest in Dresser-Rand Company totalled $11.0 million for the first half of 1998, reflecting a modest improvement over the $9.5 million reported for the first six months of 1997.

o The company's charge for minority interests totalled $12.4 million for the first six months of 1998 versus $10.6 million for the comparable 1997 period. Increased earnings from IDP accounted for approximately $1 million of this change with the balance relating to the company's operations in India and China.

o Interest expense for the first six months of the year totalled $127.2 million, as compared to $57.0 million for the first half of last year. Interest expense related to the Thermo King acquisition was approximately $80 million, which was partially offset by lower interest rates on long term debt.

o    The company's effective tax rate for the first half of 1998 was
     35.5 percent. The effective tax rate for the first half of 1997 was 39.2 percent, but was 38.0 percent for the full year. The effective tax rate for last year's first quarter included a $7.2 million charge relating to the 1997 sale of Clark-Hurth. The projected effective tax rate for 1998 is 35.5 percent and reflects benefits associated with Thermo King's operations.

Liquidity and Capital Resources

   In the first six months of 1998, the company completed the financing for the acquisition of Thermo King with the issuance of $402.5 million of equity-linked securities (Note 9). The net proceeds from this financing were used to reduce a portion of the company's short term borrowings, which were originally issued to satisfy a portion of the cash requirements for the October 31, 1997 acquisition of Thermo King. As a result of both the issuance of the equity-linked securities and a strong cash flow performance from the company's operations, working capital increased by $558.8 million to $775.9 million at June 30, 1998, from the December 31, 1997 balance of $217.1 million. The current ratio increased to 1.4 to 1.0 at the end of the first six months from the 1.1 to 1.0 at the end of 1997. The company's debt-to-total capital ratio at June 30, 1998 totalled 49 percent, which reflects a significant improvement from the 58 percent reported at December 31, 1997.

   The company's cash and cash equivalents totalled $108.5 million at June 30, 1998, up slightly from the $104.9 million at December 31, 1997. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate movements must be considered. Cash flows from operating activities provided $384.3 million, investing activities used $122.3 million and financing activities used $256.9 million. Exchange rate changes during the first six months of 1998 decreased cash and cash equivalents by $1.5 million.

   Receivables totalled $1.3 billion at June 30, 1998, which represents a $38.7 million increase over the amount reported at December 31, 1997. The increase was attributed to higher sales, partially offset by the effect of foreign currency translation.

   Inventories totalled $903.4 million at June 30, 1998, which represents an increase of $48.6 million over the year-end balance of $854.8 million. The net increase is the result of building inventory to fulfill orders in the third quarter offset by foreign currency translation applicable to international inventories.

   Intangible assets decreased by approximately $37.4 million during the first six months of 1998. Intangibles were impacted mainly by amortization, which was offset by increased goodwill and other intangibles due to 1998 acquisitions.

   Long term debt, including current maturities, at June 30, 1998, totalled $2.7 billion, which approximates the balance at December 31, 1997. The company's debt-to-total capital ratio was 49 percent at June 30, 1998, which represented a significant reduction from the 58 percent reported at December 31, 1997, principally due to the issuance of $402.5 million of equity-linked securities and debt repayments.

   During the first six months of 1998, foreign currency translation adjustments resulted in a net decrease of approximately $27.8 million in shareholders' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Australia, Canada, France, Germany, India, Ireland, Japan, New
Zealand, Singapore and the United Kingdom, accounted for almost all of this change.

Year 2000

   The company has in place a year 2000 compliance program to address the issues raised by computer date programs using the last two digits of a year. Pursuant to its year 2000 program, the company reviewed its computer information systems, computer hardware and embedded technology used in the company's products and processes. This review was designed to identify which computer systems and embedded technology might fail to correctly process the year 2000. Based upon this review, which is now complete, the company is replacing, modifying and/or upgrading certain computer systems and embedded technology with the objective being that no significant systems or devices will malfunction as the result of failing to correctly process the year 2000. The company, through the use of both internal resources and outside consultants, is actively engaged in this replacement, modification and upgrading and expects to substantially complete its remediation program and testing by the end of 1998. The review of company products revealed that substantially all products are year 2000 compliant. Remediation of noncompliant products is currently underway.

   In addition to its internal review process, the company has contacted suppliers and distributors on the year 2000 issue to minimize problems in its supply and distribution chains. Most major suppliers have given assurances that their ability to supply the company will not be affected by the year 2000 issue; however, the company cannot assure timely compliance of third-parties and may be adversely affected by failure of a significant third party to become year 2000 compliant.

   The company believes that the costs to address the issues raised by the year 2000 problem will not have a material impact on the company's financial condition, results of operation, liquidity or cash flows for any year. The schedule for successful completion of the year 2000 program and the estimated costs are based upon certain assumptions by management on future events, including the continued availability of qualified resources to implement the program and current costs for such resources.

   If the company fails to successfully complete a significant portion of its year 2000 compliance program, such failure may have a material adverse impact on the company's financial condition. Currently management does not consider the possibility of such a failure to be reasonably likely; however, in the event management's assessment changes an appropriate contingency plan will be developed.

Euro Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date.

   The company has begun to identify and ensure that all euro conversion compliance issues are addressed. At this time, the company cannot predict the impact of the euro conversion on the company, because of the numerous uncertainties associated with the euro conversion compliance, such as the effect on the company of noncompliance by third parties.

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

    The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 35 federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites, there are other PRP's and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed that it will bear the entire cost of remediation of any site to the exclusion of other PRP's who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

   In the first quarter of 1998, the company acquired for approximately $15.4 million in cash, substantially all of the assets of Johnstone Pump Company (Johnstone). Johnstone manufactures industrial piston pumps, automated dispensing systems and related products for use primarily in the automotive industry. Also in the first quarter of 1998, the company acquired for approximately $16 million in cash, the door hardware technology and intellectual property relating to residential door locksets from the Master Lock unit of Fortune Brands, Inc. The Master Lock transaction covers patents and some manufacturing assets used to produce residential locks, excluding padlocks.

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

   In the first quarter of 1998, the company completed the sale of Ing. G. Klemm Bohrtechnik GmbH, which had been reported as part of the Construction and Mining Group. Also in the first and second quarters, the company sold certain assets of Ingersoll-Rand Architectural Hardware Group Limited (formerly Newman Tonks Group Limited). Sales proceeds approximated the book value of these assets. The assets sold were classified as assets held for sale at December 31, 1997.

Second-quarter Business Segment Review

   The Standard Machinery Segment reported sales of $880.2 million during the second quarter of 1998, which represents a 5.5-percent increase from the $834.5 million for the same quarter of last year. Operating income for the quarter was $132.8 million and represents an impressive 18.4-percent improvement over the $112.2 million reported for the three months ended June 30, 1997. For the first half of 1998, the segment's net sales totalled $1,668.5 million, which was 6.1-percent above the $1,572.0 million reported for the comparable 1997 period. Operating income for the first half of the year totalled $225.6 million, which represents an improvement of 15.5 percent over the $195.3 million reported for the first six months of 1997.

   All of the group's within the segment reported improvements in both operating income and operating income margins versus 1997's second quarter, with the exception of the Air Compressor Group which matched last year's sales and operating income level's despite the softness in Asian markets.

   The Engineered Equipment Segment is comprised solely of IDP since the February 14, 1997 sale of the Clark-Hurth Group. IDP's sales for the second quarter of the year totalled $231.8 million which reflects a modest increase over last year's second quarter level of $221.2 million. However, operating income for the quarter totalled $19.2 million, which reflects a 17.1 percent improvement over last year's $16.4 million. For the first half of 1998, IDP reported sales of $422.0 million, which was up slightly from 1997's first half total of $414.6 million. Operating income for the first six months of the year was $25.7 million, reflecting a modest improvement over the $23.7 million reported for the first two quarters of 1997. IDP's results for both the second quarter and first half of the year reflects the benefits of improving markets and the effects of the restructuring actions taken late last year.

   The Bearings, Locks and Tools Segment reported sales of $756.8 million for the three months ended June 30, 1998, which reflects a modest reduction from last year's second-quarter total of $781.7 million. However, operating income was $103.8 million and reflects an impressive 11.3-percent improvement over 1997's second quarter level of $93.3 million. For the first six months of 1998, the segment reported net sales of $1.5 billion, which reflects a modest improvement over the amount reported in the comparable period of 1997. Operating income for the first half of 1998 totalled $192.0 million compared to $178.5 million reported for the six months ended June 30, 1997. Since its April 3, 1997 acquisition, Newman Tonks results are included in this segment.

   The Bearings and Components Group's sales in the second quarter of 1998 were approximately five-percent lower than the amount reported for last year's second quarter. Operating income for the quarter decreased by a comparable rate, principally due to the effect of the General Motors strike. Sales and operating income of the Bearings and Components Group for the six months ended June 30, 1998 also reflected a reduction of 3.6 percent and 10.5 percent, respectively, from last year's levels.

   The Architectural Hardware Group's results for the second quarters of both 1998 and 1997 include the full effect of the operations of Newman Tonks, which was acquired on April 3, 1997. For the second quarter of 1998, the group reported a modest increase in its quarterly sales comparison; however, the quarterly improvement in operating income was substantial. This marked increase was attributed to the benefits from aggressive productivity-improvement and sourcing programs.

   The Production Equipment Group's sales and operating income for the second quarter of 1998 were approximately ten-percent below the amounts reported for the three months ended June 30, 1997. Sales and operating income for the six months ended June 30, 1998 reflected a reduction of approximately eight percent and 14 percent, respectively, below the amount reported for the first half of 1997. The shortfall in the Production Equipment Group's results for both the second quarter and first half was attributed to decreased sales at the Automated Production Systems Division.

   On October 31, 1997, the company acquired Thermo King, the world leader in the transport temperature control market. For the second quarter of 1998, Thermo King reported sales of $317.4 million and generated $43.9 million of operating income, after the effect of estimated purchase accounting adjustments. After the allocation of acquisition interest costs, Thermo King contributed approximately five cents per share to the company's results for the second quarter of the year. For the first half of 1998, Thermo King reported sales of $606.3 million which generated $83.2 million of operating income. For the first six months of 1998, Thermo King contributed approximately eight cents per share to the company's results for the first half of the year. Thermo King's performance remains strong and the company believes that its results will continue to be accretive to earnings for the balance of the year.

Forward-Looking Statements

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

    The company cautions investors that forward-looking statements are not guarantees of future performance. A variety of factors could cause business conditions and actual results to differ materially from expected results contained in forward-looking statements. The company includes among those factors the following: changes in the rate of economic growth in the United States and in other major international economies; impacts of unusual items resulting from ongoing evaluations of organizational structures, business strategies and acquisitions and dispositions; significant changes in trade, monetary and fiscal policies worldwide; currency fluctuations among the U.S. dollar and other currencies; demand for company products; distributor inventory levels; performance issues with key suppliers and subcontractors; impact of the year 2000; failure to achieve the company's productivity targets; costs and effects of unanticipated legal and administrative proceedings; and, competitor actions, such as unanticipated pricing actions or cost reduction strategies and entry into direct product line competition.



                       INGERSOLL-RAND COMPANY
                      PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the company held on April 24, 1998, the shareholders, in addition to electing directors, ratified the appointment of Price Waterhouse LLP as independent accountants of the company for the year ending December 31, 1998. The shareholders voted as follows on the following matters:

1. Election of directors. The voting result for each nominee is as follows:

         Name                  Votes For        Votes Withheld

         Constance J. Horner  139,900,452          2,276,197
         Orin R. Smith        140,146,770          2,129,879
         J. Frank Travis      140,057,208          2,119,441

2. A proposal adopting the company's Incentive Stock Plan of 1998 was approved by a count of 112,847,081 votes for, 16,914,981 votes against, 803,017 votes abstaining, and 11,611,570 not voting.

3. The reappointment of the company's independent accountants was approved by a count of 141,534,226 votes for, 261,927 votes against, and 380,496 votes abstaining.



                       INGERSOLL-RAND COMPANY

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INGERSOLL-RAND COMPANY
                                    (Registrant)






Date   August 14, 1998          /S/ D.W. Devonshire
                               D.W. Devonshire, Senior Vice
                               President & Chief Financial
                               Officer

                               Principal Financial Officer


Date   August 14, 1998          /S/ S.R. Shawley
                               S.R. Shawley, Controller

                               Principal Accounting Officer