Form 10-Q
period 1998-09-30
INGERSOLL RAND CO
filed 1998-11-13
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1998
                                    or

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


The number of shares of common stock outstanding as of October 31, 1998 was 164,425,096.



                        INGERSOLL-RAND COMPANY
                                FORM 10-Q
                                  INDEX


PART I. FINANCIAL INFORMATION

        Condensed Consolidated Balance Sheet at September 30, 1998 and December 31, 1997

        Condensed Consolidated Income Statement for the three and nine months ended September 30, 1998 and 1997

        Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and 1997

        Notes to Condensed Consolidated Financial Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K


SIGNATURES



                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                             SEPTEMBER 30,    DECEMBER 31,
                                                      1998            1997
Current assets:
  Cash and cash equivalents                       $   97.2        $  104.9
  Marketable securities                                5.7             6.9
  Accounts and notes receivable, net of
    allowance for doubtful accounts                1,237.8         1,281.5
  Inventories                                        959.1           854.8
  Deferred taxes and prepaid expenses                287.4           296.8
    Total current assets                           2,587.2         2,544.9

Investments and advances:
  Dresser-Rand Company                               141.0           115.0
  Partially-owned equity companies                   182.0           213.0
                                                     323.0           328.0

Property, plant and equipment, at cost             2,416.4         2,275.2
  Less - accumulated depreciation                  1,097.4           992.0
    Net property, plant and equipment              1,319.0         1,283.2
Intangible assets, net                             3,802.7         3,833.0
Deferred income taxes                                198.8           214.9
Other assets                                         220.1           211.6

       Total assets                               $8,450.8        $8,415.6

                          LIABILITIES AND EQUITY
Current liabilities:
  Loans payable                                   $  256.3        $  925.1
  Accounts payable and accruals                    1,565.4         1,402.7
    Total current liabilities                      1,821.7         2,327.8

Long-term debt                                     2,426.7         2,528.0
Postemployment liabilities                           960.2           937.1
Minority interests                                   134.0           127.9
Other liabilities                                    152.1           153.4

Company obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures of the company           402.5             _

Shareholders' equity:
  Common stock                                       337.0           334.8
  Other shareholders' equity                       2,383.0         2,163.0
  Accumulated other comprehensive income            (166.4)         (156.4)
     Total shareholders' equity                    2,553.6         2,341.4

       Total liabilities and equity               $8,450.8        $8,415.6


See accompanying notes to condensed consolidated financial statements.


                                       INGERSOLL-RAND COMPANY
                             CONDENSED CONSOLIDATED INCOME STATEMENT
                              (in millions except per share figures)

                                            Three months ended              Nine months ended
                                               September 30,                  September 30,
                                           1998           1997           1998           1997

Net sales                              $2,020.0       $1,694.0       $6,209.1       $5,170.8
Cost of goods sold                      1,484.1        1,250.8        4,564.9        3,834.7
Administrative, selling and service
  engineering expenses                    285.7          263.5          894.1          780.2
Operating income                          250.2          179.7          750.1          555.9
Interest expense                          (58.4)         (26.1)        (185.6)         (83.1)
Other income (expense), net               (10.3)          (0.5)          (9.6)          (7.1)
Dresser-Rand income                         9.6            8.0           20.6           17.5
Minority interests                         (5.9)          (4.5)         (18.3)         (15.1)
Earnings before income taxes              185.2          156.6          557.2          468.1
Provision for income taxes                 65.8           59.5          197.8          181.6

Net earnings                           $  119.4       $   97.1       $  359.4       $  286.5

Basic earnings per common share        $   0.73       $   0.60       $   2.19       $   1.76

Diluted earnings per common share      $   0.72       $   0.58       $   2.17       $   1.74

Dividends per common share             $  0.150       $  0.150       $  0.450       $  0.423


See accompanying notes to condensed consolidated financial statements.

                        INGERSOLL-RAND COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)

                                                   Nine months ended
                                                       September 30,

                                                   1998         1997
Cash flows from operating activities:
  Net earnings                                  $ 359.4      $ 286.5
  Adjustments to arrive at net cash
    provided by operating activities:
  Depreciation and amortization                   213.9        149.8
  Gain on sale of businesses                       (6.6)        (3.9)
  Gain on sale of property, plant and equipment    (7.5)        (2.3)
  Net equity earnings/loss, net of dividends      (26.7)       (24.5)
  Minority interest, net of dividends              16.7         15.2
  Deferred income taxes                            10.1          2.7
  Other items                                       4.3         21.8
  Changes in other assets and liabilities, net     79.4        (44.7)
Net cash provided by operating activities         643.0        400.6

Cash flows from investing activities:
  Capital expenditures                           (161.9)      (115.5)
  Proceeds from sales of property, plant
    and equipment                                  21.9         14.9
  Acquisitions, net of cash                       (53.7)      (328.9)
  Proceeds from business dispositions              58.0        249.5
  Increase in marketable securities                 1.4         (2.0)
  Cash advances (to) from equity companies          2.0         16.0
Net cash used in investing activities            (132.3)      (166.0)

Cash flows from financing activities:
  Decrease in short-term borrowings              (624.3)       (50.6)
  Proceeds from long-term debt                      0.1          2.2
  Payments of long-term debt                     (145.3)      (133.7)
    Net change in debt                           (769.5)      (182.1)
  Issuance of equity-linked securities            402.5          -
  Issuance costs and fees                         (12.8)         -
    Net proceeds from issuance of
      equity-linked securities                    389.7          -
 Purchase of treasury stock                       (93.7)       (20.2)
  Dividends paid                                  (73.7)       (69.0)
  Proceeds from exercise of stock options          26.4         39.9
Net cash used in financing activities            (520.8)      (231.4)

Effect of exchange rate changes
  on cash and cash equivalents                      2.4         20.0

Net(decrease)increase in cash and cash
  equivalents                                      (7.7)        23.2
Cash and cash equivalents - beginning of period   104.9        184.1
Cash and cash equivalents - end of period       $  97.2      $ 207.3

See accompanying notes to condensed consolidated financial statements.


                       INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and nine months ended September 30, 1998 and 1997. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

NOTE 2 - In the first quarter of 1998, the company acquired for approximately $15.4 million in cash, substantially all the assets of Johnstone Pump Company (Johnstone). Johnstone manufactures industrial piston pumps, automated dispensing systems and related products for use primarily in the automotive industry. Johnstone's results have been reported as part of the Production Equipment Group. Also in the first quarter of 1998, the company acquired for approximately $16 million in cash, the door hardware technology and intellectual property relating to residential door locksets from the Master Lock unit of Fortune Brands, Inc. The Master Lock transaction covers patents and certain manufacturing assets used to produce residential locks, excluding padlocks. The door lockset technology has been incorporated into the Architectural Hardware Group. In the third quarter of 1998, the company acquired full ownership of GHH -RAND, a manufacturer of air ends for air compressors. The company previously owned 50% of GHH-RAND. In addition, during the first nine months of 1998, the company purchased several smaller businesses. These transactions have been accounted for as purchases, with the results included since their respective acquisition dates. Pro forma results, assuming the acquisitions had occurred at the beginning of the year, would not have been significantly different than those reported.

NOTE 3 - In the first quarter of 1998, the company completed the sale of Ing. G. Klemm Bohrtechnik GmbH, which had been reported as part of the Construction and Mining Group. Also in the first nine months of the year, the company sold certain assets of Ingersoll-Rand Architectural Hardware Group Limited (formerly Newman Tonks Group Limited). Sales proceeds approximated the book value of these assets. The assets sold were classified as assets held for sale at December 31, 1997. In the third quarter of 1998, the company sold the Spra-Coupe product line, which was reported as part of the Melroe Company. The sale price of approximately $35 million resulted in a $9 million gain.

NOTE 4 - On October 31, 1997, the company acquired Thermo King Corporation (Thermo King) for approximately $2.56 billion in cash. Thermo King is the world leader in the transport temperature control business for trailers, truck bodies, seagoing containers, buses and light-rail cars. This transaction has been accounted for as a purchase, with the results included since its acquisition date. The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997, reflect the acquisition as though it occurred at the beginning of the period after adjustments for the impact of interest on acquisition debt, and depreciation and amortization of assets, including goodwill, to reflect the purchase price allocation (in millions except per share amounts):

For the nine months ended September 30                        1997

Sales                                                     $5,939.2
Net earnings                                                 281.6
Basic earnings per share                                  $   1.73
Diluted earnings per share                                    1.71

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

NOTE 7 - Inventories of appropriate domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                     September 30,   December 31,
                                              1998           1997

Raw materials and supplies                $  194.3       $  174.1
Work-in-process                              283.0          218.6
Finished goods                               637.4          613.8
                                           1,114.7        1,006.5
Less - LIFO reserve                          155.6          151.7
Total                                     $  959.1       $  854.8

Work-in-process inventories are stated after deducting customer progress payments of $20.0 million at September 30, 1998 and $17.8 million at December 31, 1997.

NOTE 8 - The company's investment in the Dresser-Rand partnership at September 30, 1998 and December 31, 1997, was $170.3 million and $154.7 million, respectively. The company owed Dresser-Rand $29.3 million and $39.7 million at September 30, 1998 and December 31, 1997, respectively. Net sales of Dresser-Rand were $873.8 million for the nine months ended September 30, 1998 and $861.4 million for the nine months ended September 30, 1997; and gross profit was $168.9 million and $164.7 million, respectively.

Dresser-Rand's net income for the nine months ended September 30, 1998 was $42.0 million, as compared to $35.7 million for the nine months ended September 30, 1997.

The summarized financial position of Dresser-Rand was as follows
(in millions):

                                   September 30,   December 31,
                                            1998           1997

Current assets                            $513.4         $488.4
Property, plant and
 equipment, net                            226.1          248.2
Other assets and investments                47.1           54.1
                                           786.6          790.7
Deduct:
Current liabilities                        272.7          368.4
Noncurrent liabilities                     167.0          195.8
                                           439.7          564.2
Net partners' equity
  and advances                            $346.9         $226.5

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

The company has recorded the present value of the contract adjustment payments, totalling $6.4 million, as a liability and a reduction of shareholders' equity. The liability will be reduced as the contract adjustment payments are made. The company has the right to defer the contract adjustment payments and the payment of interest on the 6.22% Debentures, but any such election will subject the company to restrictions on the payment of dividends on, and redemption of, its outstanding shares of common stock, and on the payment of interest on, or redemption of, debt securities of the company junior in rank to the 6.22% Debentures.

The company incurred costs of approximately $12.8 million in connection with the issuance of the equity-linked securities and the capital securities. The portion of such costs which relate to the issuance of the stock purchase contracts has been recorded as a reduction of shareholders'equity.

NOTE 10 - On August 6, 1997, the board of directors of the company declared a three-for-two stock split in the form of a stock dividend. The additional shares were distributed on September 2, 1997 to shareholders of record on August 19, 1997. Par value per share of common stock remained at $2.00 per share. The stock split has been reflected in the accompanying financial statements and all accompanying per share information for all periods presented has been restated to reflect the stock split.

NOTE 11 - The company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" effective January 1, 1998. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Information on basic and diluted earnings per share is as follows (in millions except per share figures):

                         Three months ended    Nine months ended
                              September 30,        September 30,

                              1998     1997       1998      1997

Net earnings                $119.4    $97.1     $359.4    $286.5

Average number of basic
  shares                     163.6    163.9      163.8     163.1
Shares issuable assuming
  exercise under incentive
  stock plans                  1.6      1.7        1.9       1.5
Average number of diluted
  shares                     165.2    165.6      165.7     164.6

Basic earnings per share     $0.73    $0.60      $2.19     $1.76
Diluted earnings per share   $0.72    $0.58      $2.17     $1.74

All earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements. The adoption did not have a material effect on the calculation of earnings per share.

NOTE 12 - The company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998. The statement requires minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.

The components of comprehensive income are as follows (in millions):

                         Three months ended      Nine months ended
                              September 30,          September 30,

                             1998      1997        1998       1997

Net income                 $119.4    $ 97.1      $359.4     $286.5

Other comprehensive income:
  Foreign currency
    equity adjustments       17.8     (12.8)      (10.0)     (64.7)
Comprehensive income       $137.2    $ 84.3      $349.4     $221.8

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

                        INGERSOLL-RAND COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

   The company's results for the third quarter of the year established a new record. Sales totalled $2.0 billion, operating income was $250.3 million and net earnings reached $119.4 million (72 cents per diluted share). For the third quarter of 1997, the company reported sales of $1.7 billion, operating income of $179.7 million and net earnings of $97.1 million (58 cents per diluted share).

   The third quarter of 1998 includes the results from the October 31, 1997 acquisition of Thermo King Corporation (Thermo King). Thermo King's operations for the third quarter of the year generated sales of $291.7 million, which produced $36.3 million of operating income after the effect of estimated purchase accounting adjustments. Thermo King's results for the third quarter of the year were adversely affected by Hurricane Georges, which forced closure of the plants in Puerto Rico for approximately ten days due to area flooding and lack of electricity. The closure reduced the group's operating income by an estimated $4 million, which should be recouped during the fourth quarter. After the allocation of approximately $37 million of acquisition interest costs and related income tax benefits, Thermo King's results for the third quarter of the year were essentially at the breakeven level.

   A comparison of key income statement amounts between the third quarters, is as follows:

o Net sales for the third quarter of 1998 totalled $2.0 billion, an increase of 19 percent over the amount reported for the three months ended September 30, 1997. After excluding Thermo King's third quarter sales, the increase was 2.0 percent over last year's third quarter. Currency negatively impacted the year-to-year comparison by approximately one percent.

o The ratio of cost of goods sold to sales for the third quarter of 1998 improved to 73.5 percent from the comparable third quarter ratio of 73.8 percent in 1997. Excluding Thermo King, the overall ratio improved to 72.8 percent from 73.8 percent over 1997's third quarter ratio.

o    The company did not have any partial liquidations of LIFO
     (last-in, first-out) inventories during the third quarters of either 1998 or 1997.

o The ratio of administrative, selling and service engineering expenses to sales was 14.1 percent for the three months ended September 30, 1998, as compared to 15.6 percent for the third quarter of 1997. Excluding Thermo King's results from the third quarter of 1998, the ratio of administrative, selling and service engineering expenses to sales reflected an improvement over last year's third quarter.

o Operating income for the third quarter of 1998 totalled $250.3 million, as compared to $179.7 million for last year's third quarter. The ratio of operating income to sales in 1998 was
     12.4 percent, as compared to 10.6 percent for the three months ended September 30, 1997. Excluding the results of Thermo King, adjusted third quarter 1998 operating income reflected a 19-percent improvement over the amount reported for the three months ended September 30, 1997.

o Other income (expense), net, aggregated $10.3 million of net expense for the three months ended September 30, 1998, as compared to $0.5 million of expense for the third quarter of 1997. This $9.8 million unfavorable change is the net effect of the following:

      (i) a $13.2 million unfavorable change in the company's results for foreign currency activity;
      (ii) reductions of $2.2 million in equity earnings from the company's partially-owned affiliates, and
      (iii) the benefit of higher third quarter gains on the sales of excess assets and lower costs of a miscellaneous nature.

o The company's profits from its 49-percent interest in Dresser-Rand Company totalled $9.6 million for the third quarter of 1998, reflecting a 20 percent improvement over the $8.0 million reported for the three months ended September 30, 1997. The increase is attributed to operational efficiencies derived from prior initiatives and cost-containment programs.

o The company's charge for minority interests totalled $5.9 million for the third quarter of the year versus $4.5 million in 1997. This change is attributed to a stronger performance in net earnings by these consolidated entities, principally Ingersoll-Dresser Pump Company (IDP).

o Interest expense for the third quarter of 1998 was $58.4 million, and included approximately $37.5 million attributable to the Thermo King acquisition.

o The company's effective tax rate for the third quarter of the year was 35.5 percent. Last year's third quarter tax rate was
     38.0 percent. The company's effective tax rate for the full year of 1997 was 38.0 percent. The current year's estimated effective tax rate of 35.5 percent reflects benefits associated with Thermo King's operations.

   The consolidated results for the third quarter of the year benefitted from the combination of business improvements in a number of the company's domestic and foreign markets and a continued emphasis on the company's productivity-improvement and sourcing programs. Incoming orders for the third quarter of the year totalled $2.0 billion, which was an increase of 14.5 percent over last year's third quarter total. Bookings excluding the effect of the Thermo King acquisition, equalled last year's level despite order reductions due to the General Motors strike, a reduction in orders from our Asian markets and a one-percent unfavorable currency impact. The company's backlog of orders at September 30, 1998, believed by it to be firm, was $1.6 billion, which was approximately 6.2 percent higher than the backlog at December 31, 1997. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

   A comparison of key income statement amounts between the first nine months of both years is as follows:

o Net sales for the first nine months of 1998 were $1.0 billion above last year's first nine months. Excluding noncomparable units from both periods (Thermo King, Clark Hurth Components Group and Newman Tonks Group Limited), adjusted sales for the first nine months of 1998 reflected a modest increase over last year's adjusted first nine months total.

o The ratio of cost of goods sold to sales for the first nine months of 1998 improved to 73.5 percent from 74.2 percent reported in the same period of 1997. Excluding noncomparable items from both periods, the adjusted ratio of cost of goods sold to sales reflected a 1.1 percent improvement in 1998, when compared to 1997.

o The company did not have any partial liquidations of LIFO (last in, first out) inventories during the first nine months of 1998. However, partial liquidations of LIFO inventories during the first nine months of 1997 lowered cost of goods sold by $1.4 million.

o The ratio of administrative, selling and service engineering expenses to sales was 14.4 percent for the first nine months of 1998, as compared to 15.1 percent for the first nine months of 1997. This improvement is primarily attributed to the inclusion of the results of Thermo King, which traditionally has had a lower ratio of selling and administrative expenses to sales than the company's historical lines.

o Operating income for the first nine months of 1998 totalled $750.2 million and reflects an increase of $194.3 million (or
     35.0 percent) over the amount reported for last year's first nine months. The ratio of operating income to sales in 1998 was 12.1 percent, as compared to 10.7 percent for the first nine months of the prior year. After adjusting both periods for noncomparable items, the adjusted 1998 operating income margin also reflects a marked increase over the adjusted 1997 margin. This improvement is the effect of a strong U.S. economy and the company's aggressive productivity-improvement and sourcing programs.

o Other income (expense), net, aggregated $9.6 million of net expense for the nine months ended September 30, 1998, as compared to $7.1 million of net expense in the first nine months of 1997. This increased expense is attributed to unfavorable movement in foreign currency activity, lower earnings from partially-owned equity companies, offset by gains from the sale of surplus assets and a reduction in miscellaneous expenses during the first nine months of 1998 as compared to the first nine months of 1997.

o The company's pretax profits for its 49 percent interest in Dresser-Rand Company totalled $20.6 million for the first nine months of 1998, reflecting a 17.7 percent improvement over the $17.5 million reported for the first nine months of 1997.

o The company's charge for minority interests totalled $18.3 million for the first nine months of 1998 versus $15.1 million for the comparable 1997 period. Increased earnings from IDP accounted for approximately $2.7 million of this change with the balance relating to the company's operations in India and China.

o Interest expense for the first nine months of the year totalled $185.5 million, as compared to $83.1 million for the first nine months of last year. Interest expense related to the Thermo King acquisition was approximately $115.7 million.

o The company's effective tax rate for the first nine months of 1998 was 35.5 percent. The effective tax rate for the first nine months of 1997 was 38.8 percent, but was 38.0 percent for the full year. The effective tax rate for last year's first quarter included a $7.2 million charge relating to the 1997 sale of Clark-Hurth Components Group. The projected effective tax rate for 1998 is 35.5 percent and reflects benefits associated with Thermo King's operations.

Liquidity and Capital Resources

   In the first quarter of 1998, the company completed the financing for the acquisition of Thermo King with the issuance of $402.5 million of equity-linked securities (Note 9). The net proceeds from this financing were used to reduce a portion of the company's short term borrowings, which were originally issued to satisfy a portion of the cash requirements for the October 31, 1997 acquisition of Thermo King. As a result of the issuance of the equity-linked securities and a strong cash flow performance from the company's operations, working capital increased by $548.4 million to $765.5 million at September 30, 1998, from the December 31, 1997 balance of $217.1 million. The current ratio increased to 1.4 to 1.0 at the end of the first nine months from 1.1 to 1.0 at the end of 1997.
The company's debt-to-total capital ratio at September 30, 1998 totalled 46 percent, which reflects a significant improvement from the 58 percent reported at December 31, 1997.

    The company's cash and cash equivalents totalled $97.2 million at September 30, 1998, a decrease from $104.9 million at December 31, 1997. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate movements must be considered. Cash flows from operating activities provided $643.0 million, investing activities used $132.3 million and financing activities used $520.8 million. Exchange rate changes during the first nine months of 1998 increased cash and cash equivalents by $2.4 million.

   Receivables totalled $1.2 billion at September 30, 1998, which represents a $43.7 million decrease over the amount reported at December 31, 1997. This decrease was the net effect of dispositions and aggressive collection efforts offset by acquisitions and currency translation.

   Inventories totalled $959.1 million at September 30, 1998, which represents an increase of $104.3 million over the year-end balance of $854.8 million. The net increase is the result of building inventory to fulfill orders in the fourth quarter.

   Intangible assets decreased by approximately $30.3 million during the first nine months of 1998. Intangibles were impacted mainly by amortization, which was offset by currency translation and increased goodwill and other intangibles due to 1998 acquisitions.

   Long term debt, including current maturities, at September 30, 1998, totalled $2.5 billion, which is approximately $200 million lower than the balance at December 31, 1997. The company's debt-to-total capital ratio was 46 percent at September 30, 1998, which represented a significant reduction from December 31, 1997, principally due to the issuance of $402.5 million of equity-linked securities and debt repayments.

   During the first nine months of 1998, foreign currency translation adjustments resulted in a net decrease of approximately $10.0 million in shareholders' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Australia, Canada, India, Japan, and New Zealand accounted for almost all of this change.

Year 2000

   The company has in place a year 2000 compliance program to address the issues raised by computer date programs using the last two digits of a year. Pursuant to its year 2000 program, the company reviewed its computer information systems, computer hardware and embedded technology used in the company's products and processes. This review was designed to identify which computer systems and embedded technology might fail to correctly process the year 2000. Based upon this review, which is now complete, the company is replacing, modifying and/or upgrading certain computer systems and embedded technology with the objective being that no significant systems or devices will malfunction as the result of failing to correctly process the year 2000. The company, through the use of both internal resources and outside consultants, is actively engaged in this replacement, modification and upgrading and expects to substantially complete its remediation program and testing by the end of 1998. Based upon a review of its products, the company has determined that all products currently being produced by it are year 2000 compliant.

   The total estimated cost of the year 2000 compliance program is approximately $60 million. Management estimates that as of September 30, 1998, total cost incurred to date has been approximately $45 million. Although the company has incurred expenses prior to 1997, these costs were not separately identified. The company will continue to fund the cost of the year 2000 compliance program through operating cash flow.

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

   The company believes that the costs to address the issues raised by the year 2000 problem will not have a material impact on the company's financial condition, results of operations, liquidity or cash flows for any year. The schedule for successful completion of the year 2000 program and the estimated costs are based upon certain assumptions by management on future events, including the continued availability of qualified resources to implement the program and current costs for such resources.

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

   The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 36 federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites, there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed that it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Acquisitions

   In the first quarter of 1998, the company acquired for approximately $15.4 million in cash, substantially all of the assets of Johnstone Pump Company (Johnstone). Johnstone manufactures industrial piston pumps, automated dispensing systems and related products for use primarily in the automotive industry. Also in the first quarter of 1998, the company acquired for approximately $16 million in cash, the door hardware technology and intellectual property relating to residential door locksets from the Master Lock unit of Fortune Brands, Inc. The Master Lock transaction covers patents and some manufacturing assets used to produce residential locks, excluding padlocks. In the third quarter of 1998, the company acquired full ownership of GHH-RAND, a manufacturer of air ends for air compressors. The company previously owned 50% of GHH-RAND.

   On October 31, 1997, the company acquired Thermo King for approximately $2.56 billion in cash. Thermo King is the world leader in the transport temperature control business for trailers, truck bodies, seagoing containers, buses and light-rail cars.

   On April 3, 1997, the company completed the acquisition of Newman Tonks Group PLC, a producer of architectural hardware, for approximately $370 million. Newman Tonks Group PLC is a leading manufacturer, specifier and supplier of branded architectural hardware products and is based in Birmingham, England.

Dispositions

   In the first quarter of 1998, the company completed the sale of Ing. G. Klemm Bohrtechnik GmbH, which had been reported as part of the Construction and Mining Group. Also in the first nine months of 1998, the company sold certain assets of Ingersoll-Rand Architectural Hardware Group Limited (formerly Newman Tonks Group Limited). Sales proceeds approximated the book value of these assets. The assets sold were classified as assets held for sale at December 31, 1997. In the third quarter of 1998 the company sold the Spra-Coupe product line which was reported as part of the Melroe Company.

   On February 14, 1997, the company sold the Clark-Hurth Components Group for approximately $241.5 million of net cash. Clark-Hurth Components Group's results were reported as part of the Engineered Equipment Segment. This group's 1997 results inclusive of the sale transaction, produced operating income for the first quarter of $2.7 million, but on an after-tax basis, reduced net earnings by approximately $3.6 million.

Third-quarter Business Segment Review

   The Standard Machinery Segment reported sales of $790.4 million during the third quarter of 1998, which represents a 3.6-percent increase from the $762.8 million for the same quarter of last year. Operating income for the quarter was $108.1 million and represents an impressive 21.1-percent improvement over the $89.3 million reported for the three months ended September 30, 1997. For the first nine months of 1998, the segment's net sales totalled $2,458.9 million, which was 5.3 percent above the $2,334.8 million reported for the comparable 1997 period. Operating income for the first nine months of the year totalled $333.7 million, which represents an improvement of 17.3 percent over the $284.6 million reported for the first nine months of 1997. All of the groups within the segment reported improvements in both operating income and operating income margins versus 1997's third quarter, with the exception of the Air Compressor Group due to the softness in Asian markets.

   The Engineered Equipment Segment is comprised solely of IDP since the February 14, 1997 sale of the Clark-Hurth Components Group. IDP's sales for the third quarter of the year totalled $217.8 million which reflects a 9.6 percent increase over last year's third quarter level of $198.8 million. Operating income for the quarter totalled $11.8 million, which reflects a 28.3 percent improvement over last year's $9.2 million. For the first nine months of 1998, IDP reported sales of $639.8 million, which was up slightly from 1997's first nine months total of $613.3 million. Operating income for the first nine months of the year was $37.4 million, reflecting a 13.7-percent improvement over the $32.9 million reported for the first three quarters of 1997. IDP's results for both the third quarter and first nine months of the year reflects the benefits of improving markets and the effects of the actions taken late last year.

   The Bearings, Locks and Tools Segment reported sales of $720.1 million for the three months ended September 30, 1998, which reflects a modest reduction from last year's third-quarter total of $732.4 million. However, operating income was $104.9 million and reflects an impressive 12.9-percent improvement over 1997's third quarter level of $92.9 million. For the first nine months of 1998, the segment reported net sales of $2.2 billion, which reflects a modest improvement over the amount reported in the comparable period of 1997. Operating income for the first nine months of 1998 totalled $296.9 million which was $25.5 million (or 9.4 percent), higher than the $271.4 million reported for the nine months ended September 30, 1997.

   The Bearings and Components Group's sales in the third quarter of 1998 were approximately 4.5 percent lower than the amount reported for last year's third quarter. However, operating income for the quarter reflected a modest increase over 1997's third quarter, despite the effect of the General Motors strike. Sales and operating income of the Bearings and Components Group for the nine months ended September 30, 1998 reflected a reduction of 3.9 percent and 7.1 percent, respectively, from last year's levels.

   The Architectural Hardware Group reported a 9.6-percent increase in its quarterly sales comparison and a 27.2-percent improvement in operating income from 1997's third quarter. Sales and operating income for the nine months ended September 30, 1998 improved by
17.0 percent and 32.0 percent, respectively, from the first nine months of 1997. This marked increase was attributed to the benefits derived from aggressive productivity-improvement and sourcing programs.

   The Production Equipment Group's sales and operating income for the third quarter of 1998 decreased 14.9 percent and 11.2 percent respectively, below the amounts reported for the three months ended September 30, 1997. Sales and operating income for the nine months ended September 30, 1998 reflected a reduction of approximately
10.2 percent and 13.3 percent, respectively, from the amount reported for the first nine months of 1997. The shortfall in the Production Equipment Group's results for the third quarter and first nine months was attributable principally to decreased sales and operating performance at the Automated Production Systems Division.

   On October 31, 1997, the company acquired Thermo King, the world leader in the transport temperature control market. For the third quarter of 1998, Thermo King reported sales of $291.7 million and generated $36.3 million of operating income, after the effect of estimated purchase accounting adjustments. After the allocation of acquisition interest costs, Thermo King results were essentially breakeven for the third quarter of the year. For the first nine months of 1998, Thermo King reported sales of $898.0 million which generated $119.6 million of operating income. Thermo King's performance remains strong despite the impact of lost production at the plants in Puerto Rico due to Hurricane Georges. The company believes that its results will continue to be accretive to earnings for the balance of the year.

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

         None.




                       INGERSOLL-RAND COMPANY

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INGERSOLL-RAND COMPANY
                            (Registrant)






Date   November 13, 1998        /S/ D.W. Devonshire
                               D.W. Devonshire, Senior Vice
                               President & Chief Financial
                               Officer

                               Principal Financial Officer


Date   November 13, 1998        /S/ S.R. Shawley
                               S.R. Shawley, Controller

                               Principal Accounting Officer