Form 10-K
period 1998-12-31
INGERSOLL RAND CO
filed 1999-03-30
CIK 50485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998
                               or
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to

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

Registrant's telephone number, including area code:(201)573-0123 Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange
     Title of each class                 on which registered
   Series A Preference
     Stock Purchase Rights         New York, London and Amsterdam
   Common Stock, $2 par value      New York, London and Amsterdam
   Income PRIDES                             New York
   Growth PRIDES                             New York
Securities registered pursuant to Section 12(g) of the Act: None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of common stock held by nonaffiliates on February 27, 1999 was $7,838,722,194 based on the closing price of such stock on the New York Stock Exchange. This includes the shares owned by the Registrant's Leveraged Employee
Stock Ownership Plan.

The number of shares of common stock outstanding as of February
27,1999 was 164,889,619.

              DOCUMENTS INCORPORATED BY REFERENCE
  Annual Report to Shareholders for fiscal year ended December 31, 1998. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this report.
  Proxy Statement for Annual Meeting of Shareholders to be held on May 5, 1999. See Part III of this Form 10-K Annual Report for portions incorporated by reference. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year).

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

o In the first quarter of 1998, the company acquired for approximately $15.4 million in cash, substantially all the assets of Johnstone Pump Company (Johnstone). Johnstone manufactures industrial piston pumps, automated dispensing systems and related products for use primarily in the automotive industry. The company also acquired for approximately $18 million in cash, the door hardware technology and intellectual property relating to residential door locksets from the Master Lock unit of Fortune Brands, Inc. The Master Lock transaction covers patents and certain manufacturing assets used to produce residential locks, excluding padlocks. In the third quarter of 1998, the company acquired full ownership of GHH-RAND Schraubenkompressoren GmbH & Co. KG (GHH-
  RAND), a manufacturer of air ends for air compressors. The company previously owned 50 percent of GHH-RAND.

o On October 31, 1997, the company acquired Thermo King Corporation (Thermo King) from Westinghouse Electric Corporation, for an aggregate purchase price of approximately $2.56 billion in cash. Thermo King designs, manufactures and distributes transport temperature control systems and service parts for a variety of mobile applications, including trailers, truck bodies, seagoing containers, buses and light-rail cars.

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

Dispositions that the company has made in recent years are as follows:

o In the first quarter of 1998, the company completed the sale of Ing. G. Klemm Bohrtechnik GmbH. Also in 1998, the company sold certain assets of Ingersoll-Rand Architectural Hardware Group Limited (formerly Newman Tonks Group Limited). Sales proceeds approximated the book value of these assets. In the third quarter of 1998 the company sold the Spra-Coupe product line which was reported as part of the Specialty Vehicle Segment. The sale price of approximately $35 million resulted in a $9 million gain.

o On February 14, 1997, the company sold Clark-Hurth Components Group (Clark-Hurth) to Dana Corporation for approximately $241.5 million of net cash. This group's 1997 results, inclusive of the sale transaction, produced operating income for the first quarter of approximately $2.7 million, but on an after-tax basis, reduced net earnings by approximately $3.6 million.

o During 1996, the company sold the Process Systems Group in two separate transactions at a price of approximately $180.3 million. The company recorded a pretax gain of $55 million.

Products

The company manufactures and sells primarily nonelectrical machinery and equipment. Principal products include the following:

  Air balancers
  Air compressors & accessories
  Air dryers
  Air logic controls
  Air motors
  Air and electric tools
  Architectural hardware trim
  Asphalt compactors
  Asphalt pavers
  Automated dispensing systems
  Automated production systems
  Automotive components
  Ball bearings
  Blasthole drills
  Blowers
  Centrifugal pumps
  Compact hydraulic excavators
  Construction equipment
  Diaphragm pumps
  Door closers
  Door control hardware
  Door locks, latches & locksets
  Doors and door frames (steel)
  Drilling equipment and accessories
  Electrical security systems
  Engineered pumps
  Engine-starting systems
  Exit devices
  Extrusion pump systems
  Fastener-tightening systems
  Fluid-handling equipment
  Foundation drills
  Golf cars
  Hoists
  Hydraulic breakers
  Lubrication equipment
  Material handling equipment
  Mining equipment
  Multistage pumps
  Needle roller bearings
  Parts-washing systems
  Paving equipment
  Piston pumps
  Pneumatic breakers
  Pneumatic cylinders
  Pneumatic valves
  Portable compressors
  Portable generators
  Portable light towers
  Reciprocating pumps
  Road-building machinery
  Rock drills
  Rock stabilizers
  Roller bearings
  Rotary drills
  Rotary pumps
  Rough-terrain forklifts
  Skid-steer loaders
  Soil compactors
  Spray-coating systems
  Submersible pumps
  Transport temperature control systems
  Utility vehicles
  Vacuum pumps
  Vertical turbine pumps
  Waterjet-cutting systems
  Water-well drills
  Winches

These products are sold primarily under the company's name and also under other names including ABG, Blaw-Knox, Bobcat, Charles Maire, Club Car, Dixie-Pacific, Dor-O-Matic, Ecoair, Fafnir, Falcon, Glynn-Johnson, Ingersoll-Dresser Pumps, Johnstone, LCN, Legge, Monarch, Montabert, Normbau, Schlage, Steelcraft, Thermo King, Torrington, Von Duprin and Zimmerman.

During the past three years, the division of the company's sales between capital goods and expendables has been in the approximate ratio of 63 percent and 37 percent, respectively. The company generally defines as expendables those products which are not capitalized by the ultimate user. Examples of such products are parts sold for replacement purposes, power tools and needle bearings.

Additional information on the company's business and financial information about industry segments is presented in Note 17 to the Consolidated Financial Statements included in the company's Annual Report to Shareholders for 1998, incorporated by reference in this Form 10-K Annual Report.

Distribution

The company's products are distributed by a number of methods which the company believes are appropriate to the type of product. Sales are made domestically through branch sales offices and through distributorships and dealers across the United States. International sales are made through approximately 75 subsidiary sales and service companies with a supporting chain of distributors in over 100 countries.

Working Capital

The working capital requirements of the company vary with respect to the many products and industries in which it is involved. In general, the requirements of its Engineered Products Segment, which manufactures machinery for specialized customer needs, involve a relatively long lead time and, at times, more significant company investment with respect to the particular product or order. Historically, these orders are generally covered by progress payments, which reduce the company's investment in the amount of inventory maintained by this segment. The products manufactured by the company's Specialty Vehicles, Air & Temperature Control and Hardware and Tools segments are more in the nature of standard equipment. Consequently, a wider variety of such products must usually be more readily available to meet rapid delivery requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by the company's major competitors.

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

International Operations

Sales to customers outside the United States accounted for approximately 38 percent of the consolidated net sales in 1998. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the company's international operations.

Raw Materials

The company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the company's products are purchased from numerous suppliers, and the company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog

The company's approximate backlog of orders at December 31, 1998, believed by it to be firm, was $248 million for the Specialty Vehicles Segment, $304 million for the Air & Temperature Control Segment, $189 million for the Hardware & Tools Segment and $743 million for the Engineered Products Segment as compared to $247 million, $323 million, $192 million and $783 million, respectively, at December 31, 1997. These backlog figures are based on orders received. While the major portion of the company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead time and are often subject to revision, deferral, cancellation or termination. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Research, Engineering and Development

The company maintains extensive research, engineering and development facilities for experimenting, testing and developing high quality products. The company employs approximately 1,821 professional employees for its research, engineering and development activities. The company spent $259 million in 1998, $216 million in 1997 and $209 million in 1996 on research, engineering and development.

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

During 1998, the company spent approximately $8 million on capital projects for pollution abatement and control and an additional $6 million for environmental remediation expenditures at sites presently or formerly owned or leased by the company.
It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant, and the accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 32 federal Superfund and state remediations sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Employees

There are approximately 46,500 employees of the company throughout the world, of whom approximately 29,000 work in the United States and 17,500 in foreign countries. Approximately 38% percent of the company's United States production and maintenance employees, who work in 14 plants, are represented by 8 unions. The company believes relations with its employees are good.

Item 2.   PROPERTIES

The company's executive offices are located at Woodcliff Lake, New Jersey. Manufacturing and assembly operations are conducted in 60 plants in the United States; 5 plants in Canada; 39 plants in Europe; 11 plants in Asia, and 7 plants in Latin America. The company also maintains various warehouses, offices and repair centers in the United States, Canada and abroad.

Substantially all plant facilities are owned by the company and the remainder are under long-term lease. The company believes that its plants and equipment have been well-maintained and are generally in good condition. The company has several closed facilities that it is actively marketing with the intent of selling them at their net realizable value.

The reportable segments for which the facilities are primarily used are as described below. Facilities under long-term lease are included below and are not significant to each operating segment's total number of plants or square footage.

Specialty Vehicles

The Specialty Vehicle Segment designs, manufactures and markets powered vehicles that play a niche role in such fields as infrastructure development, commercial construction and material movement. This segment's products include machinery regularly used in general manufacturing and in industries such as mining and construction. This segment's branded products include Bobcat skid-steer loaders and compact hydraulic excavators; Club Car golf cars; Blaw-Knox pavers; and Ingersoll-Rand compactors, drilling equipment and rough-terrain material handlers. The segment's manufacturing locations are as follows:


                                               Approximate
                          Number of Plants    Square Footage

        Domestic                    7            2,299,000
        International               3              547,000

                Total              10            2,846,000

Air & Temperature Control

The Air and Temperature Control Segment focuses on markets requiring air and refrigerant gas compression technology and services. This segment's branded products include Thermo King Transport Temperature-Control equipment, and Ingersoll-Rand air compressors. The segment's manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   10            2,479,000
        International              16            2,256,000

                Total              26            4,735,000

Hardware and Tools

The Hardware and Tool Segment concentrates on manufacturing, marketing, and managing the distribution channels required to reach end user customers seeking products that enhance productivity and security in the industrial, construction, and do-it-yourself markets. This segment includes architectural hardware products, such as Schlage locks, Von Duprin exit devices, door-control hardware, steel doors, power operated doors and architectural columns, and tools and related industrial-production equipment. The segment's manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   20            3,495,000
        International              20            1,542,000

                Total              40            5,037,000

Engineered Products

The Engineered Products Segment is comprised of highly engineered application products that are sold on a specific contract design basis. This segment's products include Torrington and Fafnir bearings and components, and pumps used in industrial, commercial and municipal applications. The segment's manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   23            5,251,000
        International              23            3,456,000

                Total              46            8,707,000


Item 3.   LEGAL PROCEEDINGS

In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for off-site waste disposal cleanup of approximately 32 sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters, including the one discussed below, are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

By letter dated February 4, 1999, the Michigan Department of Environmental Quality ("DEQ") assessed a civil penalty in the amount of $113,750 on the Company for an alleged violation of a DEQ Administrative Order on Consent ("AOC"). The AOC governs the Company's environmental investigation and cleanup obligations related to the McCoy Creek Industrial Park, Buchanan, Michigan. The Company contests the penalty and has invoked the dispute resolution provisions of the AOC to resolve the matter.

See also the discussion under Item 1 - Environmental Matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December
31, 1998.

The following information is included in accordance with the provision of Part III, Item 10.

                        Date of
                       Service as    Principal Occupation and
                      an Executive   Other Information
Name and Age            Officer      for Past Five Years

James E. Perrella(63)     5/4/77     Chairman of the Board,
                                       President and Chief
                                       Executive Officer,
                                       Director
Brian D. Jellison(53)     2/7/96     Executive Vice President,
                                       (Vice President and
                                       President of the
                                       Architectural Hardware
                                       Group, 1995 - 1998;
                                       President of the Door
                                       Hardware Group, 1994 - 1995)
Steven T. Martin(58)      5/2/96     Executive Vice President
                                       (Vice President and
                                       President of Production
                                       Equipment Group,1996 - 1998;
                                       President of Production
                                       Equipment Group 1995 - 1996,
                                       Vice President and General
                                       Manager Fafnir Bearings
                                       Division of Torrington,
                                       1986-1995)
David W. Devonshire(53)  1/12/98     Senior Vice President and
                                       Chief Financial Officer,
                                       (Senior Vice President and
                                       Chief Financial Officer,
                                       Owens Corning 1993 - 1997)
Patricia Nachtigal(52)   11/2/88     Vice President and General
                                       Counsel
Nicholas J. Pishotti(58) 4/10/95     Vice President - Strategic
                                       Technologies (General
                                       Manager, Aircraft Engine
                                       Sourcing Department,
                                       General Electric Company,
                                       1988 - 1995)
Steven R. Shawley(46)     6/1/98     Controller (Thermo King
                                       Business Unit Controller
                                       1994-1998; Controller -
                                       Power Generation Projects
                                       Division of Westinghouse
                                       Electric Corporation 1993
                                       -1994)

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

                                        Common Stock
                             High            Low       Dividend
1998
First quarter              49 1/4         36 1/2         $0.150
Second quarter                 54             41          0.150
Third quarter              47 5/8         34 7/8          0.150
Fourth quarter             52 1/8             34          0.150

1997
First quarter             $32 7/8       $28 9/16         $0.137
Second quarter             41 3/4       27 13/16          0.137
Third quarter             45 9/16         37 1/2          0.150
Fourth quarter             46 1/4       34 11/16          0.150

The Bank of New York (Church Street Station, P.O. Box 11258, New
York, NY 10286-1258, (800)524-4458) is the transfer agent,
registrar and dividend reinvestment agent.

There are no significant restrictions on the payment of dividends. The approximate number of record holders of common stock as of February 27, 1999 was 11,190.

Item 6.   SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 1998, is as follows (in millions except per share amounts):

December 31          1998       1997        1996         1995        1994

Net sales        $8,291.5   $7,103.3    $6,702.9     $5,729.0    $4,507.5

Net earnings        509.1      380.5       358.0        270.3       211.1

Total assets      8,309.3    8,415.6     5,621.6      5,563.3     3,596.9

Long-term debt    2,166.0    2,528.0     1,163.8      1,304.4       315.9

Shareholders'
 equity           2,707.5    2,341.4     2,090.8      1,795.5     1,531.3

Basic earnings
 per common share   $3.11      $2.33       $2.22        $1.70       $1.33

Diluted earning
 per common share    3.08       2.31        2.21         1.69        1.33

Dividends per
 common share        0.60       0.57        0.52         0.49        0.48

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

1998 Compared to 1997

The company reported a fifth consecutive year of record sales and earnings for 1998. These financial achievements were the result of a strong domestic economy, moderate economic growth in selected international markets, and continued success of the company's asset-management, strategic-sourcing and productivity-improvement programs, despite depressed results in the company's Asian markets.

Sales for 1998 totalled $8.3 billion, which generated $1,044.4 million of operating income and $509.1 million of net earnings ($3.08 diluted earnings per share). The company's results for 1998 included a full year's benefit from the October 31, 1997, acquisition of Thermo King Corporation (Thermo King). Thermo King reported 1998 sales of $1.2 billion with an operating income contribution of $159.3 million and net earnings of $24.0 million or 15 cents diluted earnings per share after the allocation of acquisition interest expense and the related tax benefit.

The company's reported results for 1997 were sales of $7.1 billion, which generated $760.3 million of operating income and produced net earnings for the year of $380.5 million ($2.31 diluted earnings per share). The 1997 noncomparable items include the following:

o Thermo King's activity for the last two months of the year generated $176.9 million of sales and produced an operating loss of $0.2 million, after goodwill amortization and the effect of estimated purchase accounting adjustments. Thermo King's net loss for the two months ended December 31, 1997, was $11.3 million (seven cents diluted earnings per share) after the allocation of acquisition interest expense of $27.3 million.

o The equity in earnings of partially-owned affiliates in 1997 included a restructuring charge recorded by one of the company's partially-owned affiliates. This charge reduced the company's pretax earnings by $13.9 million and its after-tax results by $11.6 million (seven cents diluted earnings per share).

o During the fourth quarter of 1997, a consolidated (51-percent owned) joint venture of the company recorded a $24 million charge to operating income for costs to close and consolidate underperforming operations. The effect of the restructure charge, after taxes and minority interest, was $8.1 million (five cents diluted earnings per share).

After considering the items listed above, adjusted 1997 net sales, operating income and net earnings were approximately $6.9 billion, $784 million and $412 million ($2.50 diluted earnings per share), respectively.

On an adjusted basis, 1998 sales increased modestly, with a 12.8-percent increase in operating income resulting in a significant increase of 18 percent in net earnings for 1998 over the adjusted
1997 results.

A comparison of key financial data between 1998 and 1997 follows:

o Net sales in 1998 established a record at $8.3 billion, reflecting a 16.7-percent improvement over the 1997 total of $7.1 billion. Excluding noncomparable units from both years, adjusted sales for 1998 increased by 2.3 percent over the 1997 adjusted total.

o Cost of goods sold in 1998 was 72.9 percent of sales, compared to 74.1 percent in 1997. There were no partial liquidations of LIFO (last-in, first-out) inventory during 1998, but such liquidations lowered 1997 costs by $4.1 million. Excluding the effects of the LIFO liquidations, the 1997 cost of goods sold relationship to sales would have been 74.2 percent versus 72.9 percent for 1998. Excluding noncomparable items from both years, the adjusted ratio of cost of goods sold to sales reflected a marked improvement in 1998, compared to 1997.

o Administrative, selling and service engineering expenses were
  14.5 percent of sales in 1998, compared to 15.2 percent for 1997. This decrease is primarily attributable to the inclusion of Thermo King, which traditionally had a ratio of selling and administrative expenses to sales lower than the company's historical lines of business.

o Operating income for the year totalled $1,044.4 million, a 37.4-percent increase over 1997 operating income of $760.3 million. The ratio of operating income to sales in 1998 was
  12.6 percent, compared to 10.7 percent for the prior year. After excluding the noncomparable items (previously discussed) from both years, adjusted 1998 operating income still reflects a double-digit improvement over the adjusted 1997 results. This improvement was the combined effect of the company's aggressive productivity-improvement and procurement programs, and the continued stability of domestic markets.

o Interest expense for the year totalled $225.8 million versus $136.6 million for 1997. Interest expense associated with the debt incurred for the Thermo King acquisition totalled approximately $129.3 million in 1998 (excluding costs related to the company's equity-linked securities) and $27.3 million for the last two months of 1997.

o Other income (expense), net, is the sum of foreign exchange activities and other miscellaneous income and expense items. In 1998, these activities resulted in a net expense of $22.0 million, an unfavorable change of $0.5 million compared to the 1997 net other expense of $21.5 million. This change was caused by higher foreign exchange losses of $10.2 million in 1998, offset by lower net miscellaneous income and expense items.

o The company's equity in earnings of partially-owned affiliates includes its interest in several affiliates that operate in similar lines of business and includes the company's 49-percent interest in Dresser-Rand Company (Dresser-Rand). The combined equity earnings for 1998 totalled $46.8 million compared to $28.8 million for 1997. The year-over-year increase of $18.0 million reflects a $23.6 million improvement in the results from Dresser-Rand. The Dresser-Rand improvement resulted from a combination of stronger operating results in 1998 and a nonrecurring charge of $11.6 million in 1997, which was partially offset by lower earnings from the company's partially-owned affiliates operating in Asian markets.

o The company's charges for minority interests are composed of two items: (1) interests of minority owners (less than 50 percent) in a consolidated unit of the company which totalled $34.5 million in 1998 and $17.3 million in 1997, and (2) $19.7 million of charges associated with the company's equity-linked securities issued during the first quarter of 1998 as a financing component of the Thermo King acquisition. The largest minority interest relates to Ingersoll-Dresser Pump Company
  (IDP), which represented $30.7 million of the 1998 balance, compared to $13.7 million in 1997. IDP's change is due to stronger operating results in 1998 and the 1997 pretax restructuring charge of $24 million (discussed previously).
  The remaining charges for minority interests during the two periods were comparable.

o The company's effective tax rate for 1998 was 35.5 percent, which improved from the 38.0 percent reported for the prior year due to a full-year favorable tax benefit associated with the Thermo King acquisition. The variance from the 35.0 percent statutory rate primarily was due to the higher tax rates associated with foreign earnings, the effect of state and local taxes, the nondeductibility of a portion of the goodwill associated with acquisitions and favorable tax benefits associated with the Thermo King acquisition.

At December 31, 1998, employment totalled 46,525. This represents a slight decrease from last year's level of 46,567.

Outlook

The company's outlook for 1999 is for steady improvement in operating results based on continued stability and growth in domestic markets, with no further deterioration in Asian markets and some strengthening in European markets. These expectations will be supported by aggressive asset-management, strategic-sourcing and productivity-improvement programs.

Review of Business Segments

Specialty Vehicles
Specialty Vehicles Segment sales were $2.2 billion, an increase of 8.4 percent over the $2.0 billion reported for 1997.
Operating income for 1998 totalled $333.3 million, representing an increase of 47.0 percent over last year's total of $226.7 million. All major product lines reported improvements in sales, operating income and operating margins for the year.

Air and Temperature Control
The Air and Temperature Control Segment reported sales and operating income of $2.2 billion and $262.5 million, respectively, compared with $1.3 billion and $133.7 million, respectively, in 1997. The results for 1997 include only two months of Thermo King, while the full year of 1998 produced sales of $1.2 billion and operating income of $159.3 million. Air compressor sales decreased by 4.3 percent, while operating income decreased by 22.9 percent. This decline was caused by continued weakness in the company's Asian markets.

Hardware and Tools
The Hardware and Tools Segment sales increased by 4.4 percent to $1.7 billion. Operating income increased $33.5 million from $254.8 million in 1997. Architectural hardware products reported increases of 13.9 percent in sales and 26.9 percent in operating income. Modest decreases in sales and operating income for industrial-production equipment were attributable to continued weakness in the automated production systems business.

Engineered Products
In 1998, the Engineered Products Segment reported a 1.5 percent decrease in sales and a 9.4 percent increase in operating income compared to 1997. The lower sales reflect weakness in the Fafnir industrial bearings business. IDP's sales were up 4.9 percent from 1997, and operating income increased $37.2 million, largely due to the $24 million restructuring charge recorded in 1997.

Liquidity and Capital Resources

During 1998, the company made significant progress in improving its liquidity and capital resources by (1) completing the financing of the Thermo King acquisition with the issuance of $402.5 million of equity-linked securities during the first quarter of the year, and (2) reducing the company's debt by an additional $570.9 million, which was generated from the company's strong cash flow during the year. The proceeds from the equity-linked securities were used to reduce the company's short-term borrowings, which were originally issued to satisfy a portion of the cash requirements for the acquisition of Thermo King on October 31, 1997. These actions primarily contributed to the company's reduction in its debt-to-total capital ratio from 58 percent at the end of last year to 43 percent at December 31, 1998.

The following table contains several key measures which the company's management uses to gauge the company's financial performance:

                                       1998       1997      1996
Working capital (in millions)          $579       $217    $1,245
Current ratio                           1.3        1.1       2.0
Debt-to-total capital ratio              43%        58%       37%
Average working capital
  to net sales                          4.8%      10.3%     16.9%
Average days outstanding
  in receivables                       50.9       54.5      56.1
Average months' supply
  of inventory                          2.4        2.5       3.0

The company maintains significant operations in foreign countries; therefore, the movement of the U.S. dollar against foreign currencies has an impact on the company's financial position. Generally, the functional currency of the company's foreign subsidiaries is their local currency, the currency in which they transact their business. The company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of forward exchange contracts. The company attempts, through its hedging activities, to mitigate the impact on income of changes in foreign exchange rates. Additionally, the company maintains operations in countries where the company transacts business in U.S. dollars. The functional currency of these operations is the U.S. dollar. (Additional information on the company's use of financial instruments can be found in Note 7 to the Consolidated Financial Statements.)

The following points highlight the financial results and financial condition of the company's operations, with the impact of foreign currency translation where appropriate:

o Cash and cash equivalents totalled $71.9 million at December 31, 1998, a $33.0 million reduction from the prior year-end balance of $104.9 million. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate changes should be considered. Cash flows from operating activities provided $899.0 million, investing activities used $183.4 million and financing activities used $752.4 million. Exchange rate changes during 1998 increased cash and cash equivalents by $3.8 million.

o Marketable securities totalled $5.7 million at the end of 1998, $1.2 million below the balance at December 31, 1997. The net reduction was due to maturities and exchange rate changes.

o Receivables totalled $1,177.1 million at December 31, 1998, compared to $1,281.5 million at the prior year end, a net decrease of $104.4 million. The decrease is attributable to improved cash collections and reductions from dispositions.
  The company focuses on decreasing its receivables base through its asset-management program, which produced a reduction in the average days outstanding in receivables to 50.9 days from the 1997 level of 54.5 days.

o Inventories amounted to $940.8 million at December 31, 1998, an increase of $86.0 million from last year's level of $854.8 million. Inventory increases at year end in anticipation of early 1999 shipments, were the primary reason for the increase. The company's emphasis on inventory control was demonstrated by the reduction of the average months' supply of inventory to 2.4 months at December 31, 1998, compared to 2.5 months at the prior year end.

o Prepaid expenses totalled $88.7 million at the end of the year, $47.3 million lower than the balance at December 31, 1997.
  Dispositions associated with assets held for sale are the primary reason for the reduction in the account balance.

o Deferred income taxes (current) of $143.4 million at December 31, 1998, represented the deferred tax benefit of the difference between the book and tax values of various current assets and liabilities. The components of the balance are included in Note 14 to the Consolidated Financial Statements.

o Investments in and advances with partially-owned equity affiliates at December 31, 1998, totalled $344.7 million, $16.7 million above the 1997 balance of $328.0 million. This category includes the company's 49-percent investment in Dresser-Rand Company, as well as its investments in other partially-owned equity affiliates. The investment in Dresser-Rand increased by approximately $33 million during the year, reflecting the company's portion of Dresser-Rand's 1998 results. The effects of translation offset the reduction in the advance account between the company and Dresser-Rand. Income and dividends from the investments in all of the other partially-owned equity affiliates were $13.8 million and $6.7 million, respectively. Amounts due from these units decreased $13.6 million from December 31, 1997. Currency movements and capital infusions were the primary cause of the remaining change in the account balance.

o Net property, plant and equipment increased by $64.4 million in 1998 to a year-end balance of $1,347.6 million. Capital expenditures in 1998 totalled $221.0 million, and acquisitions (net of dispositions) added $13.0 million. Foreign exchange fluctuations increased net fixed assets by approximately $4.6 million. The remaining net decrease was the result of depreciation, and sales and retirements.

o Intangible assets, net, totalled $3,774.3 million at December 31, 1998, as compared to $3,833.0 million at December 31, 1997, for a net decrease of $58.7 million. The amortization expense for the current year was $110.5 million. Acquisition activity and the effects of foreign currency translation accounted for the balance of the change.

o Deferred income taxes (noncurrent) totalled $235.9 million at December 31, 1998, which was $21.0 million higher than the 1997 balance. The components comprising the balance at December 31, 1998, can be found in Note 14 to the Consolidated Financial Statements.

o Other assets totalled $179.4 million at year end, a decrease of $32.2 million from the December 31, 1997, balance of $211.6 million. Other assets decreased by approximately $25 million due to a decrease in prepaid pensions and a general reduction in other noncurrent assets accounted for the balance of the reductions. Foreign exchange activity in 1998 had a minimal effect on the account balance during the year.

o Accounts payable and accruals totalled $1,488.6 million at December 31, 1998, an increase of $118.1 million from last year's balance of $1,370.5 million. Increased inventory levels at year end and acquisitions, net of dispositions, along with the timing of payrolls and benefits account for the increase in 1998.

o Loans payable were $318.7 million at the end of 1998, which reflects a $606.4 million reduction from the $925.1 million level at December 31, 1997. Proceeds of $389.6 million from the issuance of the company's equity-linked securities, were used to reduce short-term debt during the year. In addition, as a result of the company's aggressive asset management policies, the company also repaid an additional $468.4 million of short-term debt during 1998. Current maturities of long-term debt increased the account balance by an additional $251.8 million. The effect of translation accounted for the remaining change in the account balance from the previous year end.

o Long-term debt, excluding current maturities, totalled $2,166.0 million, a reduction of approximately $362.0 million from the prior year's balance of $2,528.0 million. Reductions to long-term debt of $251.8 million represent the reclassification of the current maturities of long-term debt to loans payable. In addition, the company also repaid $110.0 million of long-term debt with accelerated payments during the year. Foreign exchange activity had a minimal effect on the account balance during the year.

o Postemployment liabilities at December 31, 1998, totalled $897.1 million, a decrease of $40.0 million from the December 31, 1997, balance. Postemployment liabilities include medical and life insurance postretirement benefits, long-term pension and other noncurrent postemployment accruals. (See Notes 15 and 16 to the Consolidated Financial Statements for additional information.)

o Minority interest liabilities at December 31, 1998, totalled $133.6 million, which represents a net increase of $5.7 million over the balance at the end of the prior year. This liability represents the ownership interests of other entities in selected consolidated subsidiaries of the company, the largest being the 49-percent interest in IDP. IDP's minority interest at December 31, 1997, was $104.3 million. This balance increased by $30.7 million, based on IDP's 1998 earnings and was reduced by $35.0 million, which represented increases in advances to the minority partner and the effect of translation. The liability for all other minority interests totalled $23.6 million at December 31, 1997, and increased to $33.6 million during 1998 due to earnings, advances and changes in ownership participation.

o Other liabilities (noncurrent) at December 31, 1998, totalled $154.0 million, which approximated the balance at December 31, 1997. These obligations are not expected to be paid in the next year. Generally, these accruals cover environmental, insurance, legal and other contractual obligations.

Other information concerning the company's financial resources, commitments and plans is as follows:

The average amount of short-term borrowings outstanding, excluding current maturities of long-term debt, was $315.8 million in 1998, compared to $380.0 million in 1997. The weighted average interest rate during 1998 was 6.3%, compared to 6.2% during the previous year. The maximum amounts outstanding during 1998 and 1997, were $796.2 million and $2,434.1 million, respectively.

The company had $1.0 billion in domestic short-term credit lines at December 31, 1998, and $454.2 million of foreign credit lines available for working capital purposes, $1.4 billion of which was unused at the end of the year. These facilities exceed projected requirements for 1999 and provide direct support for commercial paper and indirect support for other financial instruments, such as letters of credit and comfort letters.

In 1998, foreign currency translation adjustments increased shareholders' equity by $3.3 million. This change was due to the minor weakening of the U.S. dollar against other currencies in countries where the company has significant operations and the local currencies are the functional currencies. Currency changes in France, Germany, and Japan accounted for nearly all of the change.

During 1997, the company established two wholly-owned special purpose subsidiaries to purchase accounts and notes receivable at a discount from the company on a continuous basis. These special purpose subsidiaries simultaneously sell an undivided interest in these accounts and notes receivable to a financial institution up to a maximum of $170 million. The agreements between the special purpose corporations and the financial institution will expire in one-year periods. The company intends to renew these agreements at their expiration dates with either the current or another financial institution. The company is retained as the servicer of the pooled receivables. Prior to 1997, the company had sold an undivided interest in the accounts and notes receivable directly to financial institutions. At December 31, 1998 and 1997, $170 million and $150 million, respectively, of such receivables remained uncollected.

Capital expenditures were $221.0 million and $186.0 million in 1998 and 1997, respectively. The company continues investing to improve manufacturing productivity, reduce costs and provide environmental enhancements, and advanced technologies for existing facilities. The capital expenditure program for 1999 is estimated at approximately $220 million, including amounts approved in prior periods. There are no planned projects, either individually or in the aggregate, that represent a material commitment for the company. Many of these projects are subject to review and cancellation at the option of the company without incurring substantial charges.

Equity-linked Securities

In March 1998, the company, together with a statutory business trust of the company (Finance Trust) issued an aggregate of (a) 16,100,000 equity-linked securities, and (b) 1,610,000 Finance Trust 6.22% capital securities, each with a stated liquidation amount. The equity-linked securities consisted of (a) 14,490,000 income equity-linked securities, and (b) 1,610,000 growth equity-linked securities. Additional details about these equity-linked securities are included in Note 10 to the Consolidated Financial Statements.

Financial Market Risk

The company generates foreign currency exposures in the normal course of business. To mitigate the risk from foreign currency exchange rate fluctuations, the company will generally enter into forward currency exchange contracts for the purchase or sale of a currency in accordance with authorized levels pursuant to the company's policies and procedures. The company applies sensitivity analysis and value at risk (VAR) techniques when measuring the company's exposure to currency fluctuations. VAR is a measurement of the estimated loss in fair value until currency positions can be neutralized, recessed or liquidated and assumes a 95-percent confidence level with normal market conditions. The potential one day loss, as of December 31, 1998, was $2.8 million and it is considered insignificant in relation to the company's results of operations and shareholders' equity.

With regard to interest rate risk, the effect of a hypothetical one-percentage point increase in interest rates, across all maturities, would increase the estimated fair value of the company's long-term debt at December 31, 1998 from its carrying value of $2,166.0 million to $2,188.8 million.

Year 2000

The company has in place a year 2000 compliance program to address the issues raised by computer date programs using the last two digits of a year. Pursuant to its year 2000 program, the company reviewed its computer information systems, computer hardware and embedded technology used in the company's products and processes. This review was designed to identify which computer systems and embedded technology might fail to correctly process the year 2000. Based upon this review, which is now complete, the company is replacing, modifying and/or upgrading certain computer systems and embedded technology with the objective being that no significant systems or devices will malfunction as the result of failing to correctly process the year 2000. The company, through the use of both internal resources and outside consultants, has actively engaged in this replacement, modification and upgrading and had substantially completed its remediation program and testing by the end of 1998. The review of company products revealed that all products currently being produced are year 2000 compliant.

The total estimated cost of the year 2000 compliance program is approximately $60 million. Management estimates that as of December 31, 1998, total costs incurred to date have been approximately $55 million. Approximately 45 percent of these expenses were internal costs of the company. Although the company has incurred expenses prior to 1997, these costs were not separately identified. The company will continue to fund the cost of the year 2000 compliance program through operating cash flow.

In addition to its internal review process, the company has contacted suppliers and distributors on the year 2000 issue to minimize problems in its supply and distribution chains. Most major suppliers have given assurances that their ability to supply the company will not be affected by the year 2000 issue; however, the company cannot assure timely compliance of third parties and may be adversely affected by failure of a significant third party to become year 2000 compliant.

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

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date.

The company continues to identify and address all euro conversion compliance issues. At this time, the company has not experienced significant difficulties, but cannot predict the impact of the euro conversion because of the numerous uncertainties associated with noncompliance by third parties and the effect in the market place on pricing due to currency transparency.

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

During 1998, the company spent approximately $8 million on capital projects for pollution abatement and control, and an additional $6 million for environmental remediation expenditures at sites presently or formerly owned or leased by the company. It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant. Therefore, the accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 32 federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Forward-looking Statements

Information provided by the company in this 1998 Annual Report on Form 10-K, in periodic reports on Form 10-Q, in press releases and in statements made by employees in oral discussions may constitute or contain "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements represent the company's expectations concerning future events and, by their nature, involve risk and uncertainty.

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

1997 Compared to 1996

Sales for 1997 totalled $7.1 billion, which generated $760.3 million of operating income and $380.5 million of net earnings
($2.33 basic earnings per share).

The company's results for 1997 reflect a more impressive increase over 1996, considering the following noncomparable items:

o On October 31, 1997, the company completed its acquisition of Thermo King Corporation (Thermo King) from Westinghouse Electric Corporation. For the last two months of 1997, Thermo King generated $176.9 million of sales and produced an operating loss of approximately $0.2 million, after goodwill amortization and the effect of estimated purchase accounting adjustments. Thermo King's net loss for the two months ended December 31, 1997, was approximately $11.3 million (seven cents per share) after the allocation of acquisition interest expense of approximately $27.3 million.

o At the beginning of April 1997, the company completed its acquisition of Newman Tonks Group PLC (Newman Tonks). Since its acquisition, Newman Tonks has generated approximately $230 million of sales, and produced approximately $15 million of operating income, after the effect of goodwill amortization, estimated purchase accounting adjustments and synergistic benefits from group operations. Newman Tonks essentially operated at the break-even level for 1997 after considering the allocation of approximately $17.0 million of acquisition interest expense and its related tax benefit.

o Dresser-Rand Company (Dresser-Rand) is a partnership that manufactures reciprocating compressor and turbomachinery products, in which the company owns a 49-percent interest. The company accounts for its interest in Dresser-Rand under the equity accounting method in which the company only records its related ownership interest in the results of Dresser-Rand. During the fourth quarter of 1997, Dresser-Rand recorded a $36 million restructuring charge to reduce its headcount and to close underperforming operations. This charge reduced the company's pretax earnings by $13.9 million and its after tax results by $11.6 million (seven cents per share). Prior to the restructuring charge, Dresser-Rand generated approximately $47.5 million of net earnings (after tax costs for international subsidiaries) for 1997.

o Ingersoll-Dresser Pump Company (IDP) is a joint venture, in which the company owns a 51-percent interest and, therefore, it is consolidated into the company's financial statements. During the fourth quarter of 1997, IDP recorded a $24 million charge to operating income for costs to close and consolidate underperforming operations. The effect of the restructure charge, after taxes and minority interest, was $8.1 million.

After considering the items listed above, adjusted 1997 net sales, operating income and net earnings were approximately $6.7 billion, $770 million and $412 million ($2.52 basic earnings per share), respectively.

The company reported sales of $6.7 billion in 1996, which generated $683.5 million of operating income and $358.0 million of net earnings ($2.22 basic earnings per share). The company's
1996 results also included the following noncomparable items:

o During 1996, the company sold the Process Systems Group in two transactions, which generated a combined pretax gain of $55.0 million and benefitted net earnings by $34.7 million (21 cents per share).

o Other noncomparable items in 1996, which caused a net reduction to the company's operating income, were a $37 million restructure charge (principally for European operations) and a $5.4 million charge for the closure of a foundry at IDP. These charges were reduced by a gain on the sale of an investment during the 1996 first quarter of $4.8 million, which was recorded as other income. The after-tax effect of these items reduced net earnings by $22.5 million (14 cents per share).

After considering the effect of these items, adjusted 1996 net sales, operating income and net earnings were $6.7 billion, $670.9 million and $345.8 million ($2.15 basic earnings per share), respectively.

A comparison of key financial data between 1997 and 1996 follows:

o Net sales in 1997 established a record at $7.1 billion, reflecting a six-percent improvement over the 1996 total of $6.7 billion. Excluding noncomparable units from both years, adjusted sales for 1997 increased by a comparable percent over the 1996 adjusted total.

o Cost of goods sold in 1997 was 74.1 percent of sales, compared to 75.0 percent in 1996. Partial liquidations of LIFO (last-in, first-out) inventory lowered 1997 costs by $4.1 million as compared to a $4.8 million liquidation in 1996. Excluding the effects of the LIFO liquidations, the 1997 cost of goods sold relationship to sales would have been 74.2 percent versus 75.1 percent for 1996. Excluding noncomparable items from both years, the adjusted ratio of cost of goods sold to sales reflected a marked improvement in 1997, compared to 1996.

o Administrative, selling and service engineering expenses were
  15.2 percent of sales in 1997, compared to 14.8 percent for 1996. This increase is primarily attributable to the inclusion of Newman Tonks, which traditionally had a ratio of selling and administrative expenses to sales higher than the company's historical lines and the divestment of Clark-Hurth, which had a lower ratio than that of the overall company.

o Operating income for the year totalled $760.3 million, an 11.2-percent increase over 1996 operating income of $683.5 million. The ratio of operating income to sales in 1997 was
  10.7 percent, as compared to 10.2 percent for the prior year. After excluding the noncomparable items (previously discussed) from both years, adjusted 1997 operating income reflects a significant improvement over the adjusted 1996 results. This improvement was the combined effect of the company's aggressive productivity-improvement and procurement programs and the continued stability of domestic markets.

o Interest expense for 1997 totalled $136.6 million versus $119.9 million for 1996. Interest expense associated with the debt incurred for the Thermo King acquisition totalled approximately
  $27.3 million.

o Other income (expense), net, is the sum of foreign exchange activities, and other miscellaneous income and expense items. In 1997, these activities resulted in a net expense of $21.5 million, an unfavorable change of $2.7 million compared to the 1996 net other expense of $18.8 million. This change was caused by lower foreign exchange losses of approximately $4.6 million in 1997, the absence of the 1996 gain of $4.8 million from the sale of an investment and higher net miscellaneous expense items of approximately $2.5 million.

o The company's equity in earnings of partially-owned affiliates, including Dresser-Rand results, for 1997 was $28.8 million as compared to $42.4 million in 1996. This decrease is mainly due to the Dresser-Rand restructuring charges, previously discussed.

o The company's charges for minority interests totalled $17.3 million in 1997 versus $18.9 million in 1996. These charges represent the interests of minority owners (less than 50 percent) in a consolidated unit of the company. The largest minority interest relates to IDP, which represents $13.7 million of the 1997 balance, compared to $17.3 million in 1996. IDP's change is due to the 1997 pretax restructuring charge of $24 million (discussed previously). The remaining charges represent minority interests in the company's operations principally located in India and China.

o The company's effective tax rate for 1997 was 38.0 percent, which represented a slight increase over the 37.0 percent reported for the prior year. The variance from the 35.0 percent statutory rate primarily was due to the higher tax rates associated with foreign earnings, the effect of state and local taxes, the nondeductibility of a portion of the goodwill associated with acquisitions and favorable tax benefits associated with the Thermo King acquisition.

At December 31, 1997, employment totalled 46,567. This represents a net increase of 4,693 employees over the 1996 level of 41,874. This increase principally results from 1997 acquisition activity, partially offset by a reduction resulting from the Clark-Hurth disposition.

The most significant event affecting the company's liquidity during 1997 was the acquisition of Thermo King on October 31,1997. The total purchase price paid for Thermo King was approximately $2.56 billion in cash, which was financed mainly by the issuance of both long-term and short-term debt. The effects of this transaction are discussed throughout this report, including in Note 2 to the Consolidated Financial Statements.

The following points highlight the financial results and financial condition of the company's operations, with the impact of currency variations where appropriate:

o Cash and cash equivalents totalled $104.9 million at December 31, 1997, a $79.2 million reduction from the prior year-end balance of $184.1 million. These funds were used to reduce a portion of the company's outstanding short-term debt incurred in connection with the Thermo King acquisition. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate changes should be considered. Cash flows from operating activities provided $703.5 million, investing activities used $2.7 billion and financing activities provided approximately $2.0 billion. Exchange rate changes during 1997 increased cash and cash equivalents by $1.6 million.

o Marketable securities totalled $6.9 million at the end of 1997, $1.1 million below the balance at December 31, 1996. The net reduction was due mainly to exchange rate changes.

o Receivables totalled $1,281.5 million at December 31, 1997, compared to $1,066.2 million at the prior year end, a net increase of $215.3 million. The increase is attributable to the acquisitions of Thermo King and Newman Tonks, which added approximately $228.2 million. This increase was partially offset by currency translation, dispositions and reclassifications to assets held for sale, which caused net reductions of $34.5 million. The timing of the company's strong fourth quarter sales also increased the year-end receivables balance. The company focuses on decreasing its receivables base through its asset-management program, which produced a reduction in the average days outstanding in receivables to
  54.5 days from the 1996 level of 56.1 days.

o Inventories amounted to $854.8 million at December 31, 1997, an increase of $79.7 million from the prior year's level of $775.1 million. The acquisitions of Thermo King and Newman Tonks accounted for increases of approximately $185.6 million, while dispositions, reclassifications to assets held for sale and the effects of currency fluctuations reduced inventories by $57.2 million. The company's emphasis on inventory control was demonstrated by the reduction of the average months' supply of inventory to 2.5 months at December 31, 1997, compared to 3.0 months at the prior year end.

o Prepaid expenses, including assets held for sale, totalled $136.0 million at the end of the year, $203.8 million lower than the balance at December 31, 1996. Assets held for sale totalled $46.5 million at December 31, 1997, and principally represented the net book value of selected operations from the Newman Tonks acquisition that did not meet the company's long-term objectives and certain European assets of the Specialty Vehicles Segment. Assets held for sale at December 31, 1996, comprised the net assets of Clark-Hurth, which were sold on February 14, 1997. Foreign exchange activity had a minimal effect on the remaining prepaid expenses, while acquisitions accounted for $14.2 million of the increase.

o Deferred income taxes (current) of $160.8 million at December 31, 1997, represented the deferred tax benefit of the difference between the book and tax values of various current assets and liabilities. The components of the balance are included in Note 14 to the Consolidated Financial Statements.

o Investments in partially-owned equity affiliates at December 31, 1997, totalled $328.0 million, $48.2 million below the 1996 balance of $376.2 million. Included in this account is the investment in Dresser-Rand, which totalled $115.0 million at December 31, 1997. Dresser-Rand's investment decreased $37.6 million from the 1996 balance of $152.6 million. The components of the Dresser-Rand change for 1997 consisted of income for the year of $9.4 million, a $42.9 million change in the company's advance account and a $4.1 million reduction due to foreign currency movements. Income and dividends from other investments in partially-owned equity affiliates were $19.2 million and $8.7 million, respectively. Amounts due from partially-owned affiliates excluding Dresser-Rand decreased from $18.3 million to $13.5 million at December 31, 1997. Currency movements were the primary cause of the remaining $16.3 million reduction.

o Net property, plant and equipment increased by $137.8 million in 1997 to a December 31, 1997, balance of $1,283.2 million. Fixed assets from acquisitions added $186.6 million. Capital expenditures in 1997 totalled $186.0 million. Business dispositions and reclassifications to assets held for sale reduced the balance by $20.9 million. In addition, foreign exchange fluctuations decreased net fixed assets by approximately $24.5 million. The remaining net decrease was the result of depreciation and sales and retirements.

o Intangible assets, net, totalled $3,833.0 million at December 31, 1997, as compared to $1,178.0 million at December 31, 1996, for a net increase of approximately $2.7 billion. Goodwill from the Thermo King and Newman Tonks acquisitions, net of amortization expense of $54.7 million during 1997 accounted for the change.

o Deferred income taxes (noncurrent) totalled $214.9 million at December 31, 1997, which was $52.3 million higher than the 1996 balance. The components comprising the balance at December 31, 1997, can be found in Note 14 to the Consolidated Financial Statements.

o Other assets totalled $211.6 million at December 31, 1997, a decrease of $12.2 million from the December 31, 1996, balance of $223.8 million. Other assets decreased by approximately $20 million due to prepaid pensions, an amount that was partially offset by increases due to acquisitions. Foreign exchange activity in 1997 had a minimal effect on the account balance during the year.

o Accounts payable and accruals totalled $1,370.5 million at December 31, 1997, an increase of $275.1 million from the 1996 balance of $1,095.4 million. Acquisition activity during 1997 accounted for $259.4 million of the increase, while dispositions and currency fluctuations decreased accounts payable and accruals by $36.3 million. Additionally, accruals increased by $17 million due to IDP's restructure charge.

o Loans payable were $925.1 million at the end of 1997, which reflects a $762.8 million increase over the $162.3 million at December 31, 1996. Short-term debt assumed from companies acquired during 1997 added $69.4 million and current maturities of long-term debt increased the balance by an additional $145.4 million. The effects of translation, dispositions and reclassifications to assets held for sale caused a $4.4 million reduction. The remaining increase is primarily due to higher short-term borrowings to finance Thermo King and other acquisitions.

o Long-term debt, excluding current maturities, totalled $2,528.0 million, an increase of approximately $1.4 billion over the prior year's balance of $1,163.8 million. Proceeds from the issuance of long-term debt of $1,508.6 million were primarily used for the Thermo King acquisition. Reductions to long-term debt of $145.4 million represent the reclassification of the current maturities of long-term debt to loans payable. Foreign exchange activity had a minimal effect on the account balance during the year.

o Postemployment liabilities at December 31, 1997, totalled $937.1 million, an increase of $122.4 million from the December 31, 1996, balance. Postemployment liabilities include medical and life insurance postretirement benefits, long-term pension and other noncurrent postemployment accruals. The increase in the liability during 1997 is almost exclusively related to the acquisitions of Thermo King and Newman Tonks. (See Notes 15 and 16 to the Consolidated Financial Statements for additional information.)

o Minority interest liabilities at December 31, 1997, totalled $127.9 million, which also represented the balance at the end of the prior year. This liability represents the ownership interests of other entities in selected consolidated subsidiaries of the company, the largest being Dresser Industries' 49-percent interest in IDP. The other minority interests relate primarily to joint ventures in India and China. IDP's minority interest at December 31, 1996, was $113.4 million. It increased by $13.7 million, based on IDP's 1997 earnings and was reduced by $22.7 million, which represented increases in advances to Dresser Industries and the effect of translation. The liability for all other minority interests totalled $14.5 million at December 31, 1996, and increased to $23.5 million during 1997 due to earnings, acquisitions and advances.

o Other liabilities (noncurrent) at December 31, 1997, totalled $153.4 million, which were $19.2 million higher than the balance at December 31, 1996. The net increase is primarily related to the Thermo King acquisition. These obligations are not expected to be paid in the next year. Generally, these accruals cover environmental, insurance, legal and other contractual obligations.

Other information concerning the company's financial resources, commitments and plans is as follows:

The average amount of short-term borrowings outstanding, excluding current maturities of long-term debt, was $380 million in 1997, compared to $58.0 million in 1996. The weighted average interest rate during 1997 was 6.2%, compared to 7.8% during 1996. The maximum amounts outstanding during 1997 and 1996, were $2.4 billion and $181.7 million, respectively.

The company had $1.5 billion in domestic short-term credit lines at December 31, 1997, and $509.4 million of foreign credit lines available for working capital purposes, $2.0 billion of which was unused at the end of the year. These facilities provide direct support for commercial paper and indirect support for other financial instruments, such as letters of credit and comfort letters.

At December 31, 1997, the debt-to-total capital ratio was 58 percent, as compared to 37 percent at the prior year end. This substantial increase resulted from debt issued in connection with the Thermo King acquisition.

In 1997, foreign currency translation adjustments decreased shareholders' equity by $80.6 million. This change was due to the strengthening of the U.S. dollar against other currencies in countries where the company has significant operations and the local currencies are the functional currencies. Currency changes in Australia, Canada, Belgium, France, Germany, India, Italy, Japan, the Netherlands, Singapore and Spain accounted for nearly all of the change.

Stock Split

In August 1997, the board of directors declared a three-for-two stock split on the company's common stock. The stock split was made in the form of a stock dividend, and was paid on September 2, 1997, to shareholders of record on August 19, 1997. All prior year per share amounts have been restated to reflect the stock split.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISK

The information required by Item 7A is provided under the caption
"Financial Market Risk" in Item 7, Management's Discussion and
Analysis of Financial Condition and Results of Operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information included in the accompanying Annual Report to Shareholders for 1998 are incorporated by reference in this Form
10-K Annual Report:

(a) The consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated February 2, 1999, are included as Exhibit 13 - the Annual Report to Shareholders for
1998.

(b) The unaudited quarterly financial data for the two-year period ended December 31, 1998, is as follows (in millions except per share amounts):
                      Net      Cost of   Operating         Net
1998                sales   goods sold      income    earnings
First quarter    $2,002.9     $1,484.1    $  213.6      $ 99.1
Second quarter    2,186.2      1,596.7       286.3       140.9
Third quarter     2,020.0      1,484.1       250.2       119.4
Fourth quarter    2,082.4      1,481.7       294.3       149.7
  Year 1998      $8,291.5     $6,046.6    $1,044.4      $509.1

                      Net      Cost of   Operating         Net
1997                sales   goods sold      income    earnings
First quarter    $1,639.4     $1,228.4      $166.6      $ 77.8
Second quarter    1,837.4      1,355.5       209.6       111.6
Third quarter     1,694.0      1,250.8       179.7        97.1
Fourth quarter    1,932.5      1,429.0       204.4        94.0
  Year 1997      $7,103.3     $5,263.7      $760.3      $380.5

                        1998                       1997
                  Basic       Diluted        Basic       Diluted
               earnings      earnings     earnings      earnings
                    per           per          per           per
                 common        common       common        common
                  share         share        share         share

First quarter     $0.60        $0.60         $0.48         $0.48
Second quarter     0.86         0.85          0.68          0.68
Third quarter      0.73         0.72          0.60          0.58
Fourth quarter     0.92         0.91          0.57          0.57
  Year            $3.11        $3.08         $2.33         $2.31


Item 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is (i) incorporated by reference in this Form 10-K Annual Report from pages 1 through 5, 17 and 18 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 5, 1999, and
(ii) included after Item 4 in Part I of this Form 10-K Annual
Report.

Item 11.  EXECUTIVE COMPENSATION

Information on executive compensation is incorporated by reference in this Form 10-K Annual Report from pages 7 through 17 of the company's definitive proxy statement for the Annual
Meeting of Shareholders to be held on May 5, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information on security ownership of directors and nominees, directors and officers as a group and certain beneficial owners is incorporated by reference in this Form 10-K Annual Report on pages 4 and 5 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 5, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated by reference in this Form 10-K Annual Report from page 17 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 5, 1999.

                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1. and 2.    Financial statements and financial statement
                 schedules
                 The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 2, 1999, included as Exhibit 13 and the unaudited quarterly financial data included in Part II Item 8(b) are incorporated by reference in this Form 10-K Annual Report.
                 The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual
                 Report to Shareholders for 1998.

                 Separate financial statements for all 50 percent or less owned companies, accounted for by the equity method have been omitted because no individual entity constitutes a significant subsidiary.

          3.     Exhibits
                 The exhibits listed on the accompanying index to exhibits are filed as part of this Form 10-K
                 Annual Report.

(b)              Reports on Form 8-K

                 A Current Report on Form 8-K (Item 5) dated
                 November 4, 1998 reporting on the adoption of a Shareholder Rights Plane effective December
                 22, 1998.

                 A Current Report on Form 8-K/A (Item 5) dated
                 November 4, 1998 amending the reporting on the Shareholer Rights Plan.

                     INGERSOLL-RAND COMPANY

                 INDEX TO FINANCIAL STATEMENTS
               AND FINANCIAL STATEMENT SCHEDULES
                     (Item 14 (a) 1 and 2)

                                                          Form
                                                          10-K
Consolidated Financial Statements:
  Report of independent accountants                          *
  Consolidated balance sheet at
    December 31, 1998 and 1997                               *
  For the years ended December 31, 1998, 1997
    and 1996:
    Consolidated statement of income                         *
    Consolidated statement of shareholders'
      equity                                                 *
    Consolidated statement of cash flows                     *
  Notes to consolidated financial statements                 *
Selected unaudited quarterly financial data                 **

Financial Statement Schedule:
  Report of independent accountants on
    financial statement schedule                    See below
  Consolidated schedule for the years ended
    December 31, 1998, 1997 and 1996:
    Schedule II -- Valuation and Qualifying
      Accounts                                      See below

*   See Exhibit 13 - Ingersoll-Rand Company Annual Report to
    Shareholders for 1998.

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

              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Ingersoll-Rand Company:

Our audits of the consolidated financial statements referred to in our report dated February 2, 1999, which is included as part of Exhibit 13 - the Annual Report to Shareholders for 1998 of Ingersoll-Rand Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
February 2, 1999


               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 333-38367, No. 333-37019, and No. 333-34029) and to
the incorporation by reference in the Registration Statements on Form S-8 (No. 333-42133, No. 333-19445, No. 333-67257, No. 333-
00829, No. 33-35229, and No. 2-98258) of Ingersoll-Rand Company of our report dated February 2, 1999, which is included as part of Exhibit 13 - the Annual Report to Shareholders for 1998, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on this page.

/S/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 26, 1999

                                                 SCHEDULE II

                     INGERSOLL-RAND COMPANY

               VALUATION AND QUALIFYING ACCOUNTS

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                     (Amounts in millions)

                                 Additions
                                charged to
                    Balance at   costs and               Balance
                     beginning    expenses  Deductions    at end
Description            of year         (*)        (**)   of year

1998
Doubtful accounts        $33.9       $13.3       $ 5.2     $42.0

1997
Doubtful accounts        $34.3       $11.7       $12.1     $33.9

1996
Doubtful accounts        $38.3       $ 8.6       $12.6     $34.3

(*)    "Additions" include foreign currency translation.

(**) "Deductions" include accounts and advances written off, less recoveries.

                     INGERSOLL-RAND COMPANY
                       INDEX TO EXHIBITS
                          (Item 14(a))
Description

3 (i) Restated Certificate of Incorporation of Ingersoll-Rand
Company, as amended through May 28, 1992. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

3 (ii) Amendment to Restated Certificate of Incorporation of
Ingersoll-Rand Company filed May 28, 1992. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

3 (iii) Amendment to Restated Certificate of Incorporation of
Ingersoll-Rand Company filed August 20, 1997. Incorporated by reference to Form S-3 filed October 2, 1997.

3 (iv) By-Laws of Ingersoll-Rand Company, as amended through
January 5, 1999. Filed herewith.

4 (i) Rights Agreement, dated as of November 9, 1998.
Incorporated by reference from Form 8-A/A of Ingersoll-
Rand Company filed on November 13, 1998.

4 (ii) Indenture, dated as of August 1, 1986 between Ingersoll-
Rand Company and The Bank of New York, as Trustee, as supplemented. Incorporated by reference to Exhibits 4.1, 4.2 and
4.3 of the company's Form S-3 Registration Statement
No. 33-39474.

4(iii) Purchase Contract Agreement dated as of March 23, 1998 between Ingersoll-Rand Company and The Bank of New York, as
Purchase Contract Agent. Filed herewith.

4(iv) Pledge Agreement dated as of March 23, 1998 between
Ingersoll-Rand Company and The Chase Manhattan Bank, as
Collateral Agent, Custodial Agent and Securities Intermediary.
Filed herewith.

4(v) Indenture dated as of March 23, 1998 between Ingersoll-Rand
Company and The Bank of New York, as trustee. Filed herewith.

4(vi) First Supplemental Indenture dated as of March 23, 1998 between Ingersoll-Rand Company and The Bank of New York, as trustee. Filed herewith.

4(vii) Amended and Restated Declaration of Trust for Ingersoll-
Rand Financing I, a Delaware statutory business trust, dated
March 23, 1998. Filed herewith.

4(viii) Guarantee Agreement dated as of March 23, 1998, between
Ingersoll-Rand Company and The First National Bank of Chicago, as trustee. Filed herewith.

4 (ix) (a) Ingersoll-Rand Company is a party to several long-term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of Ingersoll-Rand Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Ingersoll-Rand Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

10 (iii) (f) Amended and Restated Form of Change of Control
Agreement as of March 1, 1999 with Chairman and Chief Executive
Officer of Ingersoll-Rand Company.  Filed herewith.

10 (iii) (g) Amended and Restated Form of Change of Control
Agreement as of March 1, 1999, with selected executive officers other than Chairman of Ingersoll-Rand Company. Filed herewith.

10 (iii) (h) Executive Supplementary Retirement Agreement for selected executive officers. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10 (iii) (i) Executive Supplementary Retirement Agreement for selected executive officers. Incorporated by reference to Form 10-K for the year ended December 31, 1996, filed March 26, 1997.

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

10 (iii) (r) Amended and Restated Elected Officers Supplemental
Plan. Filed herewith.

10 (iii) (s) Selected Executive Officer Employment Agreement.
Incorporated by reference to Form 10-K of Ingersoll-Rand
Company for the year ended December 31, 1995, filed
March 29, 1996.

10 (iii) (t) Executive Deferred Compensation and Stock Award
Plan.  Incorporated by reference to Form 10-K for the year ended
December 31, 1996, filed March 26, 1997.

10 (iii) (u) Senior Vice President and Chief Financial
Officer Employment Agreement. Incorporated by reference to Form
10-k for the year ended December 31, 1997, filed March 6, 1998.

10 (iii) (v) Incentive Stock Plan of 1998 of Ingersoll-Rand
Company. Incorporated by reference to Appendix A to the Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated
March 17, 1998.

11 Computation of Earnings Per Share.  Filed herewith.

12 Computations of Ratios of Earnings to Fixed Charges.
Filed herewith.

13 Ingersoll-Rand Company Annual Report to Shareholders for 1998. Not deemed to be filed as part of this report except to the extent incorporated by reference. Filed herewith.

21 List of Subsidiaries of Ingersoll-Rand Company.
Filed herewith.

27 Financial Data Schedule.

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INGERSOLL-RAND COMPANY
                                                  (Registrant)

                                   By   /S/ David W. Devonshire


                                   Date    March  29,  1999


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                 Date

                           Chairman, President,
                         Chief Executive Officer
                         and Director (Principal
/S/ James E. Perrella     Executive Officer)      March  29, 1999
 (James E. Perrella)

                         Senior Vice President
                         Chief Financial Officer
                          (Principal Financial
/S/ David W. Devonshire  and Accounting Officer)  March  29, 1999
 (David W. Devonshire)

                         Controller (Principal
/S/ Steven R. Shawley     Accounting Officer)     March  29, 1999
 (Steven R. Shawley)

/S/ Joseph P. Flannery          Director          March  29, 1999
 (Joseph P. Flannery)

/S/ Peter C. Godsoe             Director          March  29, 1999
 (Peter C. Godsoe)

/S/ Constance J. Horner         Director          March  29, 1999
 (Constance J. Horner)

/S/ H. William Lichtenberger    Director          March  29, 1999
 (H. William Lichtenberger)

/S/ Theodore E. Martin          Director          March  29, 1999
 (Theodore E. Martin)

/S/ Orin R. Smith               Director          March  29, 1999
 (Orin R. Smith)

/S/ Richard J. Swift            Director          March  29, 1999
 (Richard J. Swift)

/S/ Tony L. White               Director          March  29, 1999
 (Tony L. White)