Form 10-Q
period 1999-03-31
INGERSOLL RAND CO
filed 1999-05-12
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1999
                                    or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the transition period from         to


                      Commission File Number 1-985


                           INGERSOLL-RAND COMPANY
          (Exact name of registrant as specified in its charter)


       New Jersey                                 13-5156640
 (State of incorporation)           (I.R.S. Employer Identification No.)


       Woodcliff Lake, New Jersey                  07675
 (Address of principal executive offices)       (Zip Code)


                               (201) 573-0123
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes . X .        No . . .

The number of shares of common stock outstanding as of April 30, 1999 was 165,934,024.



                          INGERSOLL-RAND COMPANY

                                FORM 10-Q


                                  INDEX


PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at March 31,
         1999 and December 31, 1998

         Condensed Consolidated Income Statement for the three months ended March 31, 1999 and 1998

         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II. OTHER INFORMATION

         Item 1 - Legal Proceedings

         Item 6 - Exhibits and Reports on Form 8-K


SIGNATURES


                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                                 March 31,   December 31,
                                                      1999           1998
Current assets:
 Cash and cash equivalents                        $   72.7      $   71.9
 Marketable securities                                 3.8           5.7
 Accounts and notes receivable, net of
   allowance for doubtful accounts                 1,237.5       1,177.1
 Inventories                                         940.5         940.8
 Prepaid expenses                                     93.4          88.7
 Deferred income taxes                               140.1         143.4
      Total current assets                         2,488.0       2,427.6
Investments in and advances with
 partially-owned equity affiliates                   359.3         344.7

Property, plant and equipment, at cost             2,418.5       2,416.3
 Less - accumulated depreciation                   1,084.0       1,068.7
   Net property, plant and equipment               1,334.5       1,347.6
Intangible assets, net                             3,730.7       3,774.3
Deferred income taxes                                225.4         235.9
Other assets                                         340.6         179.4
      Total assets                                $8,478.5      $8,309.5

                          LIABILITIES AND EQUITY
Current liabilities:
 Loans payable                                    $  455.0      $  318.7
 Accounts payable and accruals                     1,445.4       1,488.6
 Customers' advance payments                          10.9          13.3
 Income taxes                                         56.9          28.2
      Total current liabilities                    1,968.2       1,848.8

Long-term debt                                     2,165.7       2,166.0
Postemployment liabilities                           896.9         897.1
Minority interests                                   122.1         133.6
Other liabilities                                    147.4         154.0
                                                   5,300.3       5,199.5
Company obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the Company            402.5         402.5

Shareholders' equity:
 Common stock                                        339.2         337.8
 Other shareholders' equity                        2,629.1       2,522.8
 Accumulated other comprehensive income             (192.6)       (153.1)
      Total shareholders' equity                   2,775.7       2,707.5
      Total liabilities and equity                $8,478.5      $8,309.5

See accompanying notes to condensed consolidated financial statements.

                          INGERSOLL-RAND COMPANY
                 CONDENSED CONSOLIDATED INCOME STATEMENT
                  (in millions except per share figures)

                                                     Three Months Ended
                                                          March 31,

                                                     1999          1998

   Net sales                                     $2,083.3      $2,002.9
   Cost of goods sold                             1,536.4       1,484.1
   Administrative, selling and service
     engineering expenses                           300.2         305.2
   Operating income                                 246.7         213.6
   Interest expense                                 (52.9)        (62.3)
   Other income (expense), net                       (3.7)         (0.3)
   Equity in earnings of partially-owned
     affiliates                                       6.6           6.8
   Minority interests                                (9.0)         (4.2)
   Earnings before income taxes                     187.7         153.6
   Provision for income taxes                        66.6          54.5

   Net earnings                                  $  121.1      $   99.1

   Basic earnings per common share               $   0.74      $   0.60

   Diluted earnings per common share             $   0.73      $   0.60

   Dividends per common share                    $   0.15      $   0.15


   See accompanying notes to condensed consolidated financial statements.


                          INGERSOLL-RAND COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in millions)
                                                     Three Months Ended
                                                          March 31,
                                                      1999         1998
Cash flows from operating activities:
  Net earnings                                     $ 121.1       $ 99.1
  Adjustments to arrive at net cash
    provided by operating activities:
  Depreciation and amortization                       78.2         69.4
  Gain on sale of property plant and equipment        (0.4)        (0.1)
  Net equity earnings/losses, net of dividends        (4.3)        (6.1)
  Minority interests in earnings, net of dividends     2.6          2.9
  Other items                                         17.0          5.3
  Changes in other assets and liabilities, net      (123.5)         5.6
Net cash provided by operating activities             90.7        176.1

Cash flows from investing activities:
  Capital expenditures                               (45.9)       (63.1)
  Proceeds from sales of property, plant and
   equipment                                           7.2          1.4
  Acquisitions, net of cash                         (159.7)       (31.4)
  Proceeds from business dispositions                   -          19.3
  Decrease (increase) in marketable securities         1.6         (1.5)
  Cash advances (to) from equity companies           (11.0)         5.5
Net cash used in investing activities               (207.8)       (69.8)

Cash flows from financing activities:
  Increase (decrease) in short-term borrowings       140.6       (476.3)
  Proceeds from long-term debt                         0.1          -
  Payments of long-term debt                          (0.3)        (0.5)
    Net change in debt                               140.4       (476.8)
  Net proceeds from issuance of equity-linked
    securities                                          -         390.4
  Purchase of treasury stock                         (20.1)        (8.3)
  Dividends paid                                     (24.7)       (24.6)
  Proceeds from exercise of stock options             22.0         12.6
Net cash provided by (used in) financing
  activities                                         117.6       (106.7)
Effect of exchange rate changes on cash and
and cash equivalents                                   0.3          1.7
Net increase in cash and cash equivalents              0.8          1.3
Cash and cash equivalents - beginning of period       71.9        104.9
Cash and cash equivalents - end of period          $  72.7      $ 106.2

See accompanying notes to condensed consolidated financial statements.

                       INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three months ended March 31, 1999 and 1998.

Note 2 - On March 30, 1999 the company completed the acquisition of Harrow Industries Inc., a leading manufacturer of access control technologies, architectural hardware, and decorative bath fittings and accessories. The purchase price was approximately $160 million, which includes the assumption of certain debt. At March 31, 1999, the purchase price paid in connection with this acquisition has been included as a component of "Other assets" on the consolidated balance sheet. This acquisition will be consolidated into the company's financial statements during the third quarter of the year. The company anticipates that a portion of the acquired assets may be sold within the next twelve months.

Note 3 - In the first quarter of 1998, the company acquired for approximately $15.4 million in cash, the assets of Johnstone Pump Company (Johnstone). Johnstone manufactures industrial piston pumps, automated dispensing systems and related products. Also in the first quarter of 1998, the company acquired for approximately $16 million in cash, the door hardware technology and intellectual property relating to residential door locksets from the Master Lock unit of Fortune Brands, Inc. These transactions have been accounted for as purchases, with the results included since their respective acquisition dates. Pro forma results, assuming the acquisitions had occurred at the beginning of the year, would not have been significantly different than those reported.

Note 4 - On March 20, 1998 the company completed the sale of Ing.
         G. Klemm Bohrtechnik GmbH. Also in the first quarter of 1998, the company sold certain assets of Ingersoll-Rand Architectural Hardware Group Limited (formerly Newman Tonks Group Limited). Sales proceeds approximated the book value of these assets.

Note 5 - Inventories of domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                        March 31,     December 31,
                                             1999             1998

        Raw materials and supplies       $  189.3        $  186.2
        Work-in-process                     242.6           246.5
        Finished goods                      655.4           653.5
                                          1,087.3         1,086.2
        Less - LIFO reserve                 146.8           145.4
           Total                         $  940.5        $  940.8

         Work-in-process inventories are stated after deducting customer progress payments of $27.2 million at March 31, 1999 and $17.8 million at December 31, 1998.

Note 6- Basic earnings per share is based on the weighted average number of common shares outstanding of 163.6 million and 164.0 million for the first three months of 1999 and 1998, respectively. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares, which in the company's case comprise shares issuable under stock benefit plans (1.8 million and 1.9 million for the first three months of 1999 and 1998, respectively).

Note 7- The components of comprehensive income are as follows
        (in millions):

        For the three months ended March 31     1999        1998

        Net income                            $121.1     $  99.1
        Other comprehensive income -
        foreign currency equity adjustment     (39.5)      (18.9)
        Comprehensive income                  $ 81.6     $  80.2

Note 8- The Company adopted SFAS No. 131 "Disclosures about
        Segments of an Enterprise and Related Information" effective January 1, 1998. The statement requires companies to report financial and descriptive information about its operating segments in financial statements for interim and annual periods.

        A summary of operations by reportable segment for the three months ended March 31, is as follows:

        Sales                             1999        1998

        Specialty Vehicles            $  582.4    $  539.2
        Air & Temperature Control        530.2       538.1
        Hardware & Tools                 451.1       415.3
        Engineered Products              519.6       510.3
           Total                      $2,083.3    $2,002.9

        Operating Income                  1999        1998

        Specialty Vehicles            $   93.5    $   71.5
        Air & Temperature Control         62.9        60.7
        Hardware & Tools                  69.5        59.4
        Engineered Products               35.8        35.2
        Unallocated corporate expense    (15.0)      (13.2)
           Total                      $  246.7    $  213.6

        No significant changes in segment assets have occurred since December 31, 1998.

                        INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

The company's results for the first quarter of the year established a new record. Sales totalled $2.1 billion, operating income was $246.7 million and net earnings reached $121.1 million ($0.73 diluted earnings per share). For the first quarter of 1998, the company reported sales of $2.0 billion, operating income of $213.6 million and net earnings of $99.1 million ($0.60 diluted earnings per share).

     A comparison of key income statement amounts between the quarters, is as follows:

o Net sales for the first three months of 1999 totalled $2.1 billion, an increase of four percent over last year's first quarter.

o The ratio of cost of goods sold to sales for the first quarter of 1999 improved to 73.7 percent compared to the 1998 first quarter ratio of 74.1 percent. The improvement is attributable to the benefits of cost reduction, efficiency and strategic sourcing programs.

o The ratio of administrative, selling and service engineering expenses to sales was 14.4 percent for the first three months of 1999, as compared to 15.2 percent for the first quarter of 1998. The quarterly improvement is attributed to a combination of cost-containment programs and the company's efforts to reduce selling and administrative costs at various divisions and locations with historically higher ratios.

o Operating income for the first quarter of 1999 totalled $246.7 million, an increase of $33.1 million (or 15.5 percent) over the $213.6 million reported for last year's first quarter. The ratio of operating income to sales in 1999 was 11.8 percent, as compared to 10.7 percent for the first three months of the prior year.

o Other income (expense), net, aggregated $3.7 million of expense for the three months ended March 31, 1999, as compared to $0.3 million of expense in the first quarter of 1998. This unfavorable change is attributed to higher gains from the sale of surplus assets in the first quarter of 1998.

o The company's equity in earnings of partially-owned affiliates includes its interest in several affiliates that operate in similar lines of business, including the company's 49-percent interest in Dresser-Rand Company (Dresser-Rand). Total equity earnings were $6.6 million for the first quarter of 1999, down slightly from the $6.8 million in the first quarter of 1998. Higher income from Dresser-Rand was offset by lower earnings from other partially-owned affiliates.

o    The company's charges for minority interests are composed of
     (i) interests of minority owners (less than 50 percent) in a consolidated unit of the company, which totalled $2.6 million for the first quarter of 1999 and $3.7 million for the first quarter of 1998 and (ii) $6.4 million of charges associated with the company's equity-linked securities in the first three months of 1999 and $0.5 million in the first three months of 1998. The company's equity-linked securities were issued in March 1998.

o Interest expense for the first quarter of 1999 was $52.9 million, which was $9.4 million below last year's first quarter due to lower average debt balances compared to 1998.

o The company's effective tax rate for the first quarter of both years was 35.5 percent.

     The consolidated results for the first quarter of the year benefitted from the combination of business improvements in a number of the company's domestic and foreign markets and a continued emphasis on the company's productivity-improvement programs. Incoming orders for the first quarter of the year totalled $2.2 billion which approximates last year's first quarter total. The company's backlog of orders at March 31, 1999, believed by it to be firm, was $1.6 billion, which was approximately 9 percent higher than the backlog at December 31, 1998. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Liquidity and Capital Resources

     The company's working capital decreased by $59.0 million to $519.8 million at March 31, 1999, from the December 31, 1998 balance of $578.8 million. This change is attributable to the company's March 30, 1999 acquisition of Harrow Industries Inc., for approximately $160 million (see Note 2). The current ratio was 1.3 to 1.0 at the end of the first quarter and at the end of 1998. The company's debt-to-total capital ratio at March 31, 1999 totalled 44 percent, compared with 43 percent reported at December 31, 1998.

     The company's cash and cash equivalents totalled $72.7 million at March 31, 1999 up slightly from the $71.9 million at December 31, 1998. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate movements must be considered. Cash flows from operating activities provided $90.7 million, investing activities used $207.8 million and financing activities provided $117.6 million. Exchange rate changes during the first three months of 1999 increased cash and cash equivalents by $0.3 million.

     Receivables totalled $1.2 billion at March 31, 1999, which represents a $60.4 million increase over the amount reported at December 31, 1998. The increase was attributed to strong first quarter sales, offset by the effect of approximately $34.2 million due to foreign currency translation.

     Inventories totalled $940.5 million at March 31, 1999, which represents a decrease of $0.3 million from the year-end balance of $940.8 million. This change includes a reduction of approximately $24.6 million of foreign currency translation applicable to international inventories, offset by the building of inventory to fulfill orders in the second and third quarters.

     Intangible assets decreased by approximately $43.6 million during the first three months of 1999. Intangibles were impacted mainly by amortization, and foreign currency translation.

     During the first three months of 1999, foreign currency translation adjustments resulted in a net decrease of $39.5 million in shareowners' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Brazil, Czech Republic, France, and Germany accounted for most of this effect.

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

The total estimated cost of the year 2000 compliance program since 1997, is approximately $60 million. Although the company had incurred expenses prior to 1997, these costs were not separately identified. Management estimates that as of March 31, 1999, 95 percent of total costs have been incurred.
Approximately 45 percent of these expenses were internal costs of the company. The company will continue to fund the cost of the year 2000 compliance program through operating cash flow.

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

The company believes that the costs to address the issues raised by the year 2000 problem will not have a material impact on the company's financial condition, results of operations, liquidity or cash flows for any period. The schedule for successful completion of the year 2000 program and the estimated costs are based upon certain assumptions by management on future events, including the continued availability of qualified resources to implement the program and current costs for such resources.

If the company fails to successfully complete a significant portion of its year 2000 compliance program, such failure may have a material adverse impact on the company's financial condition. Currently management does not consider the possibility of such a failure to be reasonably likely; however, in the event management's assessment changes an appropriate contingency plan is being developed.

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

Environmental Matters

     The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 29 federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites, there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed that it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Acquisitions

     On March 30, 1999 the company completed the acquisition of Harrow Industries Inc., a leading manufacturer of access control technologies, architectural hardware, and decorative bath fittings and accessories. The purchase price was approximately $160 million, which includes the assumption of certain debt. At March 31, 1999, the purchase price paid in connection with this acquisition has been included as a component of "Other assets" on the consolidated balance sheet. This acquisition will be consolidated into the company's financial statements during the third quarter of the year. The company anticipates that a portion of these assets may be sold within the next twelve months.

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

Dispositions

     On March 20, 1998 the company completed the sale of Ing. G. Klemm Bohrtechinik GmbH. Also in the first quarter, the company sold certain assets of Ingersoll-Rand Architectural Hardware Group Limited (formerly Newman Tonks Group Limited). Sales proceeds approximated the book value of these assets.

First-quarter Business Segment Review

The Specialty Vehicle Segment designs, manufactures and markets powered vehicles that play a niche role in such fields as infrastructure development, commercial construction and material movement. This segment includes Bobcat skid-steer loaders and compact hydraulic excavators; Club Car golf cars; Blaw-Knox pavers; and Ingersoll-Rand compactors, drilling equipment and rough-terrain material handlers. Sales for this segment totalled $582.4 million for the first quarter of 1999, an eight-percent increase over 1998 first-quarter sales. Operating income of $93.5 million increased by 31 percent compared to last year.
All of the product lines in this segment achieved strong sales growth. Road paving machinery and Bobcat products had major improvements in operating earnings.

The Air and Temperature Control Segment focuses on markets requiring air and refrigerant-gas compression technology and services to provide gas pressure for distribution to end users or to maintain a refrigeration cycle. This segment includes Thermo King transport temperature-control equipment and Ingersoll-Rand air compressors. The segment's first-quarter 1999 sales totalled $530.2 million versus $538.1 million last year. Operating income for the first quarter of 1999 increased by about four percent to $62.9 million from $60.7 million last year. Air compressor sales declined slightly in the first quarter; operating income, however increased moderately because of cost-containment and expense reductions. Thermo King sales and operating earnings were comparable to last year's strong first quarter.

The Hardware and Tools Segment concentrates on manufacutring, marketing, and managing the distribution channels required to reach end user customers seeking products that enhance productivity and security in the industrial construction, and do-it-yourself markets. This segment includes architectural hardware products, such as Schlage locks, as well as exit devices, door-control hardware, steel doors and power-operated doors; and Ingersoll-Rand tools and related industrial-production equipment. For this segment, first-quarter 1999 sales increased by nine percent to $451.1 million. Operating income for the quarter totalled $69.5 million, an increase of 17 percent over last year's first quarter. Architectural hardware products and production equipment both reported increased sales and double-digit improvements in operating income.

The Engineered Products Segment is composed of highly engineered specific application products that are sold on a contract basis. This segment includes Torrington and Fafnir bearings and components, and Ingersoll-Dresser Pump Company (IDP), a joint venture that produces pumps used in industrial, commercial and municipal applications. First-quarter 1999 sales of $519.6 million increased by about two percent, and operating income of $35.8 million improved by two percent, compared to last year's first quarter. Bearings and components sales were up modestly, but operating earnings were flat because of continued weakness in industrial bearings. IDP's sales for the first quarter increased slightly and operating income improved by eight percent because of continuing cost-containment programs.

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

                     INGERSOLL-RAND COMPANY
                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for off-site waste disposal cleanup of approximately 29 sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters, including the one discussed below, are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

By letter dated February 4, 1999, the Michigan Department of Environmental Quality ("DEQ") assessed a civil penalty in the amount of $113,750 on the Company for an alleged violation of a DEQ Administrative Order on Consent ("AOC"). The AOC governs the Company's environmental investigation and cleanup obligations related to the McCoy Creek Industrial Park, Buchanan, Michigan. The Company has invoked the dispute resolution provisions of the AOC and is in discussions with the DEQ with respect to the settlement of this matter.

Item 6 - Exhibits and Reports on Form 8-K

  (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the registrant during the period covered by this report.

                       INGERSOLL-RAND COMPANY

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        INGERSOLL-RAND COMPANY
                             (Registrant)

Date    May 12, 1999            /S/ D. W. Devonshire
                               D. W. Devonshire, Senior Vice
                               President & Chief Financial Officer

                               Principal Financial Officer


Date    May 12, 1999            /S/ S. R. Shawley
                               S. R. Shawley, Controller

                               Principal Accounting Officer