Form 10-Q
period 1999-06-30
INGERSOLL RAND CO
filed 1999-08-10
CIK 50485

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1999
                                    or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
        For the transition period from         to  _______


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

The number of shares of common stock outstanding as of July 31, 1998 was 165,099,536.


                          INGERSOLL-RAND COMPANY
                                FORM 10-Q
                                  INDEX


PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at June 30, 1999 and December 31, 1998

         Condensed Consolidated Income Statement for the three and six months ended June 30, 1999 and 1998

         Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 1 - Legal Proceedings

         Item 4 - Submission of Matters to a Vote of Security Holders



SIGNATURES

                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                                  June 30,  December 31,
                                                      1999          1998
Current assets:
 Cash and cash equivalents                        $   79.3      $   71.9
 Marketable securities                                 3.7           5.7
 Accounts and notes receivable, net of
   allowance for doubtful accounts                 1,293.0       1,177.1
 Inventories                                         905.8         940.8
 Prepaid expenses and assets held for sale           166.8          88.7
 Deferred income taxes                               146.8         143.4
      Total current assets                         2,595.4       2,427.6
Investments in and advances with
 partially-owned equity affiliates                   328.3         344.7

Property, plant and equipment, at cost             2,448.2       2,416.3
 Less - accumulated depreciation                   1,106.9       1,068.7
   Net property, plant and equipment               1,341.3       1,347.6
Intangible assets, net                             3,800.8       3,774.3
Deferred income taxes                                216.1         235.9
Other assets                                         184.3         179.4
      Total assets                                $8,466.2      $8,309.5

                          LIABILITIES AND EQUITY
Current liabilities:
 Loans payable                                    $  298.0      $  318.7
 Accounts payable and accruals                     1,494.1       1,501.9
 Income taxes                                         20.2          28.2
      Total current liabilities                    1,812.3       1,848.8

Long-term debt                                     2,185.9       2,166.0
Postemployment liabilities                           898.7         897.1
Minority interests                                   121.8         133.6
Other liabilities                                    161.2         154.0
                                                  $5,179.9      $5,199.5
Company obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the Company            402.5         402.5

Shareholders' equity:
 Common stock                                        342.1         337.8
 Other shareholders' equity                        2,757.2       2,522.8
 Accumulated other comprehensive income             (215.5)       (153.1)
      Total shareholders' equity                   2,883.8       2,707.5
      Total liabilities and equity                $8,466.2      $8,309.5

See accompanying notes to condensed consolidated financial statements.

                                      INGERSOLL-RAND COMPANY
                             CONDENSED CONSOLIDATED INCOME STATEMENT
                              (in millions except per share figures)

                                          Three months ended             Six months ended
                                                June 30,                      June 30,
                                           1999           1998          1999            1998
Net sales                              $2,249.3       $2,186.2      $4,332.6        $4,189.1
Cost of goods sold                      1,617.7        1,596.7       3,154.1         3,080.8
Administrative, selling and service
  engineering expenses                    312.3          303.2         612.5           608.4
Operating income                          319.3          286.3         566.0           499.9
Interest expense                          (53.5)         (58.0)       (106.4)         (120.3)
Other income (expense), net                (3.8)          (8.1)         (7.5)           (8.3)
Equity in earnings of partially-owned
  affiliates                                8.3           13.3          14.9            20.1
Minority interests                        (12.0)         (15.1)        (21.0)          (19.3)
Earnings before income taxes              258.3          218.4         446.0           372.1
Provision for income taxes                 91.8           77.5         158.4           132.1

Net earnings                           $  166.5       $  140.9      $  287.6        $  240.0

Basic earnings per common share        $   1.01       $   0.86      $   1.75        $   1.46

Diluted earnings per common share      $   0.99       $   0.85      $   1.73        $   1.45

Dividends per common share             $   0.15       $   0.15      $   0.30        $   0.30

See accompanying notes to condensed consolidated financial statements.

                          INGERSOLL-RAND COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)
                                                   Six months ended
                                                       June 30,
                                                   1999         1998
Cash flows from operating activities:
  Net earnings                                  $ 287.6      $ 240.0
  Adjustments to arrive at net cash
    provided by operating activities:
  Depreciation and amortization                   147.8        143.5
  Gain on sale of property, plant and equipment    (0.4)        (5.5)
  Equity earnings/loss, net of dividends          (10.4)       (16.5)
  Minority interests in earnings, net of
    dividends                                       6.7         11.6
  Deferred income taxes                            12.5         11.3
  Other items                                      22.9          9.0
  Changes in other assets and liabilities, net   (196.2)        (9.1)
Net cash provided by operating activities         270.5        384.3

Cash flows from investing activities:
  Capital expenditures                            (90.4)      (119.8)
  Proceeds from sales of property, plant
    and equipment                                  15.3         20.6
  Acquisitions, net of cash                      (159.8)       (35.0)
  Proceeds from business dispositions                --         19.5
  Decrease/(increase) in marketable securities      1.5         (3.9)
  Cash advances from/(to) equity companies         22.5         (3.7)
 Net cash used in investing activities           (210.9)      (122.3)

Cash flows from financing activities:
  Decrease in short-term borrowings               (16.3)      (566.2)
  Proceeds from long-term debt                     21.0          --
  Payments of long-term debt                       (0.9)        (0.6)
    Net change in debt                              3.8       (566.8)
  Net proceeds from issuance of equity-linked
     securities                                      --        390.2
  Purchase of treasury stock                      (82.0)       (51.8)
  Dividends paid                                  (49.5)       (49.2)
  Proceeds from exercise of stock options          66.6         20.7
Net cash used in financing activities             (61.1)      (256.9)

Effect of exchange rate changes
  on cash and cash equivalents                      8.9         (1.5)
Net increase in cash and cash equivalents           7.4          3.6
Cash and cash equivalents - beginning of period    71.9        104.9
Cash and cash equivalents - end of period       $  79.3      $ 108.5

See accompanying notes to condensed consolidated financial statements.

                       INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and six months ended June 30, 1999 and 1998. Certain amounts in the consolidated financial statements have been reclassified in order to conform with current year presentation.

NOTE 2 - On March 30, 1999 the company completed the acquisition of Harrow Industries Inc., a leading manufacturer of access control technologies, architectural hardware, and decorative bath fittings and accessories. The purchase price was approximately $160 million, which includes the assumption and immediate repayment of certain debt. This transaction has been accounted for as a purchase with the results included in the second quarter financial statements.

NOTE 3 - Inventories of domestically manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                         June 30,    December 31,
                                             1999            1998
Raw materials and supplies               $  182.6        $  186.2
Work-in-process                             252.0           246.5
Finished goods                              620.6           653.5
                                          1,055.2         1,086.2
Less - LIFO reserve                         149.4           145.4
 Total                                   $  905.8        $  940.8

Work-in-process inventories are stated after deducting customer progress payments of $19.1 million at June 30, 1999 and $17.8 million at December 31, 1998.

NOTE 4 - The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" effective January 1, 1998. The statement requires companies to report financial and descriptive information about its operating segments in financial statements for interim and annual periods.

 A summary of operations by reportable segment for the three and six months ended June 30, is as follows:

                         Three months ended        Six months ended
                               June 30,                June 30,

                              1999     1998          1999      1998
Sales
Specialty Vehicles        $  679.7 $  610.5      $1,262.1  $1,149.7
Air & Temperature Control    574.5    587.1       1,104.7   1,125.2
Hardware & Tools             469.8    433.8         920.9     849.1
Engineered Products          525.3    554.8       1,044.9   1,065.1
        Total             $2,249.3 $2,186.2      $4,332.6  $4,189.1

                         Three months ended        Six months ended
                               June 30,                 June 30,

                              1999     1998          1999      1998
Operating Income
Specialty Vehicles        $  129.3 $  101.9      $  222.8  $  173.4
Air & Temperature Control     78.8     74.7         141.7     135.4
Hardware & Tools              74.5     70.6         144.0     130.0
Engineered Products           50.8     52.5          86.6      87.7
Unallocated corporate
  expense                    (14.1)   (13.4)        (29.1)    (26.6)
  Total                   $  319.3 $  286.3      $  566.0  $  499.9

No significant changes in segment assets have occurred since December
31, 1998.

NOTE 5 - Information on basic and diluted earnings per share is as follows (in millions except per shares figures):

                            Three months ended       Six months ended
                                  June 30,                 June 30,

                               1999        1998        1999      1998

Net earnings                 $166.5      $140.9      $287.6    $240.0

Average number of basic
  shares                      164.5       163.9       164.1     163.9
Shares issuable assuming
 exercise under incentive
 stock plans                    2.5         2.0         2.0       2.1
Shares issuable in connection
  with equity-linked
  securities                    0.7         --           --       --
Average number of diluted
 shares                       167.7       165.9       166.1     166.0

Basic earnings per shares     $1.01     $ 0.86       $ 1.75    $ 1.46
Diluted earnings per share    $0.99     $ 0.85       $ 1.73    $ 1.45

The components of comprehensive income are as follows (in millions):

                           Three months ended        Six months ended
                                 June 30,                  June 30,

                               1999       1998         1999      1998

Net income                   $166.5     $140.9       $287.6    $240.0
 Other comprehensive income -
 Foreign currency equity
 adjustment                   (22.9)      (8.9)       (62.4)    (27.8)
Comprehensive income         $143.6     $132.0       $225.2    $212.2

NOTE 6 -SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The FASB recently delayed the required adoption to fiscal years beginning after June 15, 2000. The company will adopt SFAS No. 133 by January 1, 2001, and is currently evaluating the impact this statement may have on the company's financial position and results of operations.

                       INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

The company's results for the second quarter of the year established a new record. Sales totalled $2,249.3 million, operating income was $319.3 million and net earnings reached $166.5 million ($0.99 diluted earnings per share). For the second quarter of 1998, the company reported sales of $2,186.2 million, operating income of $286.3 million and net earnings of $140.9 million ($0.85 diluted earnings per share).

     A comparison of key income statement amounts between the quarters, is as follows:

     Net sales for the second quarter of 1999 increased three percent over last year's comparable quarter.

     The ratio of cost of goods sold to sales for the second quarter of 1999 was 71.9 percent and reflected an improvement over the reported 1998 second quarter ratio of 73.0 percent. The benefits of cost reduction and efficiency programs on our strategic sourcing contributed to this improvement.

     The ratio of administrative, selling and service engineering expenses to sales was 13.9 percent for the three months ended June 30, 1999 and equalled last year's ratio for the three months ended June 30, 1998, and emphasized the company's continued commitment to cost containment.

     Operating income for the second quarter of 1999 totalled $319.3 million, an increase of $33 million (or 11.5 percent) over the $286.3 million reported for last year's second quarter. The ratio of operating income to sales in the second quarter increased to
     14.2 percent, as compared to 13.1 percent in 1998's second quarter.

     Interest expense for the second quarter of 1999 was $53.5 million as compared to $58.0 million for the second quarter of 1998. The reduction is attributed to lower average outstanding debt balances in 1999.

     Other income (expense), net, aggregated $3.8 million of expense for the three months ended June 30, 1999, as compared to $8.1 million of net expense in the second quarter of 1998. This $4.3 million favorable change is primarily attributable to foreign exchange activity, which generated a net gain for the second quarter of 1999, as compared to a net loss for the comparable quarter of the prior year.

     The company's equity interest in the earnings of its partially-owned equity companies totalled $8.3 million for the second quarter of 1999, versus $13.3 million for the comparable 1998 quarter. This reduction is primarily attributable to lower profits during the quarter from its 49-percent interest in Dresser-Rand Company. Dresser-Rand experienced decreased profitability due to lower order levels.

     The company's charges for minority interests are composed of interests of less than 50 percent owners in a consolidated unit of the company and charges associated with the company's equity-linked securities (issued in March 1998). The charge for minority interests totalled $12.0 million for the three months ended June 30, 1999 versus $15.1 million in 1998. This change is primarily attributed to lower net earnings from Ingersoll-Dresser Pump Company (IDP), in 1999.

     The company's effective tax rate for the second quarters of both 1999 and 1998 was 35.5 percent. The current year's estimated effective tax rate for the full year 1999 is 35.5 percent, which equalled last year's effective rate.

     The consolidated results for the second quarter of the year benefitted from the combination of business improvements in a number of the company's domestic and selected foreign markets and a continued emphasis on the company's productivity-improvement programs. Incoming orders for the second quarter of the year totalled $2.1 billion, which equalled last year's second quarter total. The company's backlog of orders at June 30, 1999, believed by it to be firm, was $1.5 billion, which approximated the backlog at December 31, 1998. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

     A comparison of key income statement amounts between the first half of both years, is as follows:

     Net sales for the first half of 1999 totalled $4,332.6 million, an increase of 3.4 percent over last year's six month total.

     The ratio of cost of goods sold to sales for the first six months of 1999 was 72.8 percent and reflected an improvement over the reported first half of 1998 ratio of 73.5 percent. The benefits of cost reduction and efficiency programs on our strategic sourcing contributed to this improvement.

     The ratio of administrative, selling and service engineering expenses to sales was 14.1 percent for the six months ended June 30, 1999 and reflected an improvement over the 14.5 percent ratio reported for the comparable 1998 period.

     Operating income for the first half of 1999 totalled $566.0 million, an increase of $66.1 million (or 13.2 percent) over the $499.9 million reported for last year's six month total. The ratio of operating income to sales in the period increased to 13.1 percent, as compared to 11.9 percent in 1998's first half.

     Interest expense for the first half of 1999 was $106.4 million as compared to $120.3 million for the first two quarters of 1998. The reduction is attributed to lower outstanding debt balances during the comparable periods.

     Other income (expense), net, aggregated $7.5 million of expense for the six months ended June 30, 1999, as compared to $8.3 million of net expense for the first two quarters of 1998. This $0.8 million net favorable change is primarily attributed to changes from foreign exchange activity (which produced an $8.6 million favorable comparison during the periods), reduced by lower gains on the sale of excess assets.

     The company's equity interest in the earnings of its partially-owned equity companies totalled $14.9 million for the first half of 1999, versus $20.1 million for the comparable 1998 period. This reduction is split between lower profits from the company's 49-percent interest in Dresser-Rand Company, and overall lower operating results from the company's other partially-owned entities, during the comparable periods.

     The company's charges for minority interests are composed of interests of less than 50 percent owners in a consolidated unit of the company and charges associated with the company's equity-linked securities (issued in March 1998). The charge for minority interests totalled $21.0 million for the six months ended June 30, 1999 versus $19.3 million in 1998. This change is attributed to the fact the equity-linked securities were outstanding for the full six months in 1999 and lower net earnings from Ingersoll-Dresser Pump Company (IDP), during the comparable periods.

     The company's effective tax rate for the six months ended June 30, 1999 was 35.5 percent which equalled 1998's rate for the comparable period.

Liquidity and Capital Resources

     During the first half of 1999 the company experienced improvements in its overall financial position. The company's working capital increased by $204.3 million to $783.1 million at June 30, 1999, from the December 31, 1998 balance of $578.8 million. The current ratio increased to 1.4 to 1.0 at the end of the first six months from the 1.3 to 1.0 at the end of 1998. The company's debt-to-total capital ratio at June 30, 1998, totalled 42 percent, which reflects an improvement from the 43 percent reported at December 31, 1998. This improvement is even more significant after considering the company's March 30, 1999 acquisition of Harrow Industries, Inc. for approximately $160 million (see Note 2).

     The company's cash and cash equivalents totalled $79.3 million at June 30, 1999, up slightly from the $71.9 million at December 31, 1998. In evaluating the net change in cash and cash equivalents, cash flows from operating, investing and financing activities, and the effect of exchange rate movements must be considered. Cash flows from operating activities provided $270.5 million, investing activities used $210.9 million and financing activities used $61.1 million. Exchange rate changes during the first six months of 1999 increased cash and cash equivalents by $8.9 million.

     Receivables totalled $1.3 billion at June 30, 1999, which represents a $115.9 million increase over the amount reported at December 31, 1998. The increase was attributed to strong sales for the first six months of the year and the effect of an acquisition, which were partially offset by the effects of foreign currency translation of $45.4 million.

     Inventories totalled $905.8 million at June 30, 1999, which represents a decrease of $35.0 million from the year-end balance of $940.8 million. The change is almost exclusively attributed to the effects of foreign currency translation, because acquisition activity offset the company's inventory reduction program.

     Intangible assets increased by a net amount of approximately $26.5 million during the first six months of 1999. Intangibles increased by approximately $102 from acquisitions and were reduced by amortization and the effects of foreign currency translation.

     Long term debt, including current maturities, at June 30, 1999, totalled $2.4 billion. The company's debt-to-total capital ratio was 42 percent at June 30, 1999, which represented a reduction from the 43 percent reported at December 31, 1998.

     During the first six months of 1999, foreign currency translation adjustments resulted in a net decrease of approximately $62.4 million in shareowners' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Belgium, Brazil, France, Germany, Ireland, Italy, Spain, and the United Kingdom accounted for most of this change.

Computer Systems and the Year 2000

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

     The total cost of the year 2000 compliance program since 1997, is approximately $60 million. Although the company had incurred expenses prior to 1997, these costs were not separately identified. Management estimates that as of June 30, 1999, substantially all of the costs have been incurred and were funded through operating cash flow. Approximately 45 percent of these expenses were internal costs of the company. The company believes that all internal systems will be completed before the end of the third quarter.

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

Acquisitions

     On March 30, 1999, the company completed the acquisition of Harrow Industries, Inc., a leading manufacturer of access control technologies, architectural hardware, and decorative bath fittings and accessories. The purchase price was approximately $160 million, which includes the assumption and immediate repayment of certain debt. In connection which this acquisition, the company has designated approximately $57 million as assets held for sale.

Second-quarter Business Segment Review

     The Specialty Vehicles Segment includes Bobcat skid-steer loaders and compact hydraulic excavators; Club Car golf cars; Blaw-Knox pavers;
and Ingersoll-Rand compactors, drilling equipment and rough-terrain material handlers. This segment's sales totaled $679.7 million for the second quarter of 1999, an 11-percent increase over 1998 second-quarter sales. Operating income of $129.3 million increased by 27 percent compared to last year. The Road Machinery, Bobcat and Club Car product lines achieved double-digit sales growth and improved operating margins.

     The Air and Temperature Control Segment includes Thermo King transport temperature-control equipment and Ingersoll-Rand air compressors. The segment's second quarter 1999 sales totaled $574.5 million versus
$587.1 million last year. Operating income for the second quarter of 1999 increased by about five percent to $78.8 million from $74.7 million last year. Air compressor sales declined slightly in the second quarter; operating margins, however, increased due to continuing cost reductions. Thermo King sales were comparable to last year's second quarter but operating earnings improved by nearly 10 percent because of a better sales mix and cost containment actions.

     The Hardware and Tools Segment includes architectural hardware products, such as Schlage locks, as well as exit devices, door-control hardware, steel doors and power-operated doors; and Ingersoll-Rand tools and related industrial-production equipment. For this segment, second-quarter 1999 sales increased by eight percent to $469.8 million. Operating income for the quarter totaled $74.5 million, an increase of six percent over last year's second quarter. Architectural hardware products reported strong sales gains and a moderate improvement in operating income. Production Equipment sales declined but operating income improved through ongoing cost reduction activities.

     The Engineered Products Segment includes Torrington and Fafnir bearings and components, and Ingersoll-Dresser Pump Company (IDP), a joint venture that produces pumps used in industrial, commercial and municipal applications. Second-quarter 1999 sales of $525.3 million decreased by about five percent, and operating income of $50.8 million declined slightly, compared to last year's second quarter. Bearings and components sales were down slightly because of continued weakness in industrial bearings. Operating income and margins improved based on strong sales from the needle bearings business. IDP's sales for the second quarter decreased by approximately 10 percent and operating income declined due to lower demand in the worldwide utility and hydrocarbon processing industries

Forward-Looking Statements

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

By letter dated February 4, 1999, the Michigan Department of Environmental Quality ("DEQ") assessed a civil penalty in the amount of $113,750 on the Company for an alleged violation of a DEQ Administrative Order on Consent ("AOC"). The AOC governs the Company's environmental investigation and cleanup obligations related to the McCoy Creek Industrial Park, Buchanan, Michigan. The Company invoked the dispute resolution provisions of the AOC and by letter dated June 3, 1999, settled this matter with the DEQ by payment of a mutually agreed upon amount of $55,000.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the company held on May 5, 1999, the shareholders, in addition to electing directors, ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the company for the year ending December 31, 1999.
The shareholders voted as follows on the following matters:

1. Election of directors. The voting result for each nominee is as follows:

         Name                       Votes For         Votes Withheld

         Peter C. Godsoe           133,940,043       13,882,191
         Herbert L. Henkel         133,055,504       14,766,730
         H. William Lichtenberger  133,958,482       13,863,752
         James E. Perrella         133,913,936       13,908,298
         Tony L. White             133,977,750       13,844,484

   Joseph P. Flannery, Constance J. Horner, Theodore E. Martin, Orin
   R. Smith, and Richard J. Swift all continue as directors of the company.

                        INGERSOLL-RAND COMPANY
                       PART II OTHER INFORMATION
                              (continued)

2. The reappointment of the company's independent accountants was approved by a vote of 147,223,030 votes for, 202,148 votes against, and 397,056 votes abstaining.

                        INGERSOLL-RAND COMPANY

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        INGERSOLL-RAND COMPANY
                             (Registrant)






Date   August 9, 1999           /S/ D.W. Devonshire
                               D.W. Devonshire, Senior Vice President
                               & Chief Financial Officer


                               Principal Financial Officer


Date   August 9, 1999           /S/ S.R. Shawley
                               S.R. Shawley, Vice President & Controller

                               Principal Accounting Officer