Form 10-Q
period 1999-09-30
INGERSOLL RAND CO
filed 1999-11-15
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1999
                                    or

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


The number of shares of common stock outstanding as of October 31, 1999 was 163,575,919.


                           INGERSOLL-RAND COMPANY
                                FORM 10-Q
                                  INDEX

PART I.  FINANCIAL INFORMATION

        Condensed Consolidated Balance Sheet at September 30, 1999 and December 31, 1998

        Condensed Consolidated Income Statement for the three and nine months ended September 30, 1999 and 1998

        Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 and 1998

        Notes to Condensed Consolidated Financial Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION


SIGNATURES


                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                             September 30,    December 31,
                                                      1999            1998
Current assets:
  Cash and cash equivalents                       $   61.8        $   43.5
  Marketable securities                                1.8             2.1
  Accounts and notes receivable, net of
    allowance for doubtful accounts                1,106.8           963.7
  Inventories                                        783.9           824.8
  Prepaid expenses                                    76.4            55.6
  Assets held for sale                               267.0           302.8
  Deferred income taxes                              145.8           139.9
       Total current assets                        2,443.5         2,332.4

Investments in and advances with
  partially-owned equity affiliates                  187.8           183.6

Property, plant and equipment, at cost             2,138.2         2,061.7
  Less - accumulated depreciation                    886.8           825.0
    Net property, plant and equipment              1,251.4         1,236.7
Intangible assets, net                             3,772.0         3,765.7
Deferred income taxes                                205.4           229.9
Other assets                                         177.1           175.7
       Total assets                               $8,037.2        $7,924.0

                          LIABILITIES AND EQUITY

Current liabilities:
  Loans payable                                   $  258.4        $  318.0
  Accounts payable and accruals                    1,241.7         1,284.4
  Income taxes                                        29.3            16.5
       Total current liabilities                   1,529.4         1,618.9

Long-term debt                                     2,116.2         2,166.0
Postemployment liabilities                           822.2           820.5
Minority interests                                    33.6            33.6
Other liabilities                                    161.3           152.4
                                                   4,662.7         4,791.4
Company obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures of the company           402.5           402.5

Shareholders' equity:
  Common stock                                       342.2           337.8
  Other shareholders' equity                       2,788.5         2,522.8
  Accumulated other comprehensive income            (158.7)         (130.5)
      Total shareholders' equity                   2,972.0         2,730.1
      Total liabilities and equity                $8,037.2        $7,924.0


See accompanying notes to condensed consolidated financial statements.

                           INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED INCOME STATEMENT
                    (in millions except per share figures)

                                           Three months ended           Nine months ended
                                              September 30,                September 30,
                                            1999          1998           1999         1998

Net sales                               $1,846.1      $1,802.3       $5,779.2     $5,569.4
Cost of goods sold                       1,324.7       1,320.1        4,183.3      4,091.5
Administrative, selling and service
  engineering expenses                     248.5         245.2          779.6        767.5
Operating income                           272.9         237.0          816.3        710.4
Interest expense                           (50.1)       (51.5)         (155.7)      (171.2)
Other income (expense), net                 (8.2)        (11.7)         (13.4)       (14.9)
Minority interests                          (7.6)         (7.4)         (21.3)       (15.9)
Earnings from continuing
  operations before income taxes           207.0         166.4          625.9         508.4
Provision for income taxes                  73.5          59.1          222.2        180.5

Earnings from continuing operations        133.5         107.3          403.7        327.9

Discontinued operations (net of
  income taxes)                              4.0          12.1           21.5         31.5

Net earnings                            $  137.5      $  119.4       $  425.2     $  359.4

Basic earnings per common share
  - Continuing operations               $   0.81      $   0.66       $   2.46     $   2.00
  - Discontinued operations                 0.03          0.07           0.13         0.19
                                        $   0.84      $   0.73       $   2.59     $   2.19
Diluted earnings per common share
  - Continuing operations               $   0.80      $   0.65       $   2.43     $   1.98
  - Discontinued operations                 0.03          0.07           0.13         0.19
                                        $   0.83      $   0.72       $   2.56     $   2.17

Dividends per common share              $   0.17      $   0.15       $   0.47     $   0.45

See accompanying notes to condensed consolidated financial statements.

                        INGERSOLL-RAND COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)

                                                   Nine months ended
                                                      September 30,

                                                   1999         1998
Cash flows from operating activities:
  Earnings from continuing operations            $ 403.7     $ 327.9
  Adjustments to arrive at net cash
    provided by operating activities:
  Depreciation and amortization                   204.5        198.5
  Gain on sale of property, plant and equipment    (0.5)        (6.9)
  Gain on sale of businesses                         -          (6.6)
  Equity earnings/loss, net of dividends           (2.2)        (8.0)
  Minority interests in earnings, net of
    dividends                                       0.3          1.0
  Deferred income taxes                            19.8         10.6
  Other items                                      29.4          4.3
  Changes in other assets and liabilities, net   (179.1)       119.2
Net cash provided by operating activities         475.9        640.0

Cash flows from investing activities:
  Capital expenditures                           (125.2)      (149.6)
  Proceeds from sales of property, plant
    and equipment                                  17.0         20.3
  Acquisitions, net of cash                      (160.2)       (53.7)
  Proceeds from business dispositions              47.0         58.0
  Decrease in marketable securities                 0.2          1.8
  Cash advances from/(to) from equity companies    (1.3)        (8.4)
Net cash used in investing activities            (222.5)      (131.6)

Cash flows from financing activities:
  Decrease in short-term borrowings               (25.4)      (623.5)
  Proceeds from long-term debt                     21.5          0.1
  Payments of long-term debt                     (101.1)      (145.3)
    Net change in debt                           (105.0)      (768.7)
  Net proceeds from issuance of equity-linked
    securities                                      -          389.7
 Purchase of treasury stock                      (167.1)       (93.7)
  Dividends paid                                  (77.5)       (73.7)
  Proceeds from exercise of stock options          67.5         26.4
Net cash used in financing activities            (282.1)      (520.0)
Net cash provided by discontinued operations       41.1          8.1
Effect of exchange rate changes
  on cash and cash equivalents                      5.9          1.8

Net increase (decrease) in cash and cash
  equivalents                                      18.3         (1.7)
Cash and cash equivalents - beginning of period    43.5         66.5
Cash and cash equivalents - end of period       $  61.8      $  64.8

See accompanying notes to condensed consolidated financial statements.

                      INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position at September 30, 1999 and results of operations for the three and nine months ended September 30, 1999 and 1998. As discussed in Note 2, the company's joint ventures in the pump, and reciprocating compressor and turbomachinery businesses are reported as discontinued operations. Certain prior period amounts in the condensed consolidated financial statements have been reclassified in order to conform with current year presentation.

NOTE 2 - On August 12, 1999, the company announced its intention to dispose of its interest in Dresser-Rand Company (D-R), a joint venture involved in the reciprocating compressor and turbo machinery business, and Ingersoll-Dresser Pump Company (IDP), a joint venture involved in the pump business. On October 5, 1999, the joint venture partner, as permitted under the joint venture agreements, elected to sell its share of the joint ventures to the company. The net cash price that the company will pay to purchase the remaining ownership in the joint ventures is approximately $925 million. The company intends to divest both these businesses as soon as practical and expects to do so in the first half of 2000. The businesses have been reported as assets held for sale in the accompanying condensed financial statements, and prior periods have been reclassified accordingly. Historically, IDP had been reported as part of the Engineered Products Segment, while D-R had been reported as equity in earnings of partially owned affiliates.

The net assets of discontinued operations held for sale are composed of the following (in millions):

                                    September 30,      December 31,
                                             1999              1998

Cash and cash equivalents                 $  24.3           $  28.5
Other current assets                        298.4             345.5
Investment in partially-owned
  affiliates                                126.3             161.1
Property, plant and equipment, net          102.8             110.8
Other assets                                 19.2              18.4
Current liabilities                        (183.8)           (230.0)
Other liabilities                           (78.1)            (78.1)
Minority interests                          (95.3)           (100.0)
Cumulative translation adjustment            31.3              22.6
Net assets of discontinued operations
  held for sale                           $ 245.1           $ 278.8

Results reported separately by either D-R or IDP that are reported on a stand-alone basis, may differ from the results based on discontinued operations reporting.

In addition, at September 30, 1999, IDP had intercompany receivables and payables with the company that have been eliminated for purposes of presenting net assets of discontinued operations. The net payable to D-R has been netted against the assets of discontinued operations held for sale.

NOTE 3 - On March 30, 1999 the company completed the acquisition of Harrow Industries Inc., a leading manufacturer of access control technologies, architectural hardware, and decorative bath fittings and accessories. The purchase price was approximately $160 million, which includes the assumption and immediate repayment of certain debt. This transaction has been accounted for as a purchase with the results included since the second quarter of 1999. Included in assets held for sale since acquisition are assets of Harrow that are expected to be sold in the first quarter of 2000.

NOTE 4 - Inventories of domestically manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                     September 30,     December 31,
                                              1999            1998

Raw materials and supplies                $  165.6         $  166.8
Work-in-process                              208.6            195.7
Finished goods                               560.5            607.7
                                             934.7            970.2
Less - LIFO reserve                          150.8            145.4
 Total                                    $  783.9         $  824.8

Work-in-process inventories are stated after deducting customer progress payments of $3.0 million at September 30, 1999 and $5.6 million at December 31, 1998.

NOTE 5 - The company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" effective January 1, 1998. The statement requires companies to report financial and descriptive information about its operating segments in financial statements for interim and annual periods.

A summary of operations by reportable segment for the three and nine months ended September 30, is as follows:

                           Three months ended           Nine months ended
                              September 30,                September 30,
                             1999       1998            1999         1998
Sales
Specialty Vehicles       $  537.0    $  534.8       $1,799.1     $1,684.5
Air & Temperature Control   541.2       547.3        1,645.9      1,672.5
Hardware & Tools            485.4       442.1        1,406.3      1,291.2
Engineered Products         282.5       278.1          927.9        921.2
        Total            $1,846.1     $1,802.3      $5,779.2     $5,569.4

Operating Income
Specialty Vehicles       $   92.9    $   86.8       $  315.7     $  260.2
Air & Temperature Control    70.9        57.7          212.6        193.1
Hardware & Tools             93.0        79.2          237.0        209.2
Engineered Products          28.0        24.2           92.0         85.4
Unallocated corporate
  expense                   (11.9)      (10.9)         (41.0)       (37.5)
  Total                  $  272.9    $  237.0       $  816.3     $  710.4

Long-lived asset information by geographic area at December 31, 1998, excluding IDP, was United States assets of $4,211.9 million and foreign assets of $966.2 million. IDP had previously been reported as part of the Engineered Products Segment. No other significant changes in the restated segment assets have occurred since December 31, 1998.

NOTE 6 - Information on basic and diluted earnings per share is as follows (in millions except per shares figures):

                              Three months ended        Nine months ended
                                 September 30,             September 30,
                                1999        1998        1999         1998

Earnings from continuing
  operations                  $133.5      $107.3      $403.7       $327.9
Discontinued operations          4.0        12.1        21.5         31.5
    Net earnings              $137.5      $119.4      $425.2       $359.4

Average number of basic
  shares                       163.9       163.6       164.0        163.8
Shares issuable assuming
 exercise under incentive
 stock plans                     2.2         1.6         2.2          1.9
Shares issuable in connection
  with equity-linked
  securities                     0.3          --          --           --
Average number of diluted
 shares                        166.4       165.2       166.2        165.7


                            Three months ended        Nine months ended
                               September 30,             September 30,
                                1999     1998          1999        1998
Basic earnings per shares
  Continuing operations       $ 0.81    $ 0.66       $ 2.46      $ 2.00
  Discontinued operations       0.03      0.07         0.13        0.19
                              $ 0.84    $ 0.73       $ 2.59      $ 2.19
Diluted earnings per share
  Continuing operations       $ 0.80    $ 0.65       $ 2.43      $ 1.98
  Discontinued operations       0.03      0.07         0.13        0.19
                              $ 0.83    $ 0.72       $ 2.56      $ 2.17

NOTE 7 - The components of comprehensive income are as follows (in millions):

                             Three months ended       Nine months ended
                                September 30,            September 30,
                               1999       1998          1999      1998

Net earnings                $ 137.5    $ 119.4       $ 425.2   $ 359.4

 Other comprehensive income -
 Foreign currency equity
 adjustment                    22.9       13.6         (28.2)    (10.3)
Comprehensive income        $ 160.4    $ 133.0       $ 397.0   $ 349.1

NOTE 8 -SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The FASB recently delayed the required adoption to fiscal years beginning after June 15, 2000. The company will adopt SFAS No. 133 by January 1, 2001, and is currently evaluating the impact this statement may have on the company's financial position and results of operations.

                        INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION
                         RESULTS OF OPERATIONS

   The company's results for the third quarter of the year established a new record for net earnings and earnings per share. Net earnings from continuing operations totalled $133.5 million for the third quarter of 1999, reflecting an increase of $26.2 million (or 24.4 percent) over last year's comparable third quarter figure of $107.3 million. Diluted earning per share from continuing operations totalled $0.80 for the 1999 third quarter versus $0.65 for the third quarter of 1998. Diluted earnings per share (from both continuing and discontinued operations) totalled $0.83 for the three months ended September 30, 1999, as compared to $0.72 for last year's third quarter.

   In August 1999, the company notified Dresser Industries Inc. (a wholly-owned subsidiary of Halliburton Company) of its desire to terminate their two joint ventures. The ventures are Dresser-Rand Company (D-R), a producer of reciprocating compressors and turbomachinery products, and Ingersoll-Dresser Pump Company (IDP) a manufacturer of pumps used in industrial, commercial and municipal applications. In accordance with the terms of the joint venture agreements, the company gave notice of its intention to sell its 49-percent interest in D-R and its 51-percent interest in IDP to Dresser Industries. Under the governing agreements, Dresser Industries had the option of either buying one or both of the joint ventures from or selling one or both of the joint ventures to the company. However, the company also announced that if Dresser Industries elected to sell its shares in these joint ventures to the company, the company would divest these units, as soon as practical.

   On October 5, 1999, the company was notified by Dresser Industries that it had elected to sell its interests in the joint ventures to the company. The net cash price for the joint ventures will be approximately $925 million, which represents a price of $555 million for the 51-percent of D-R and $370 million for the 49-percent of IDP.
In 1998, D-R reported revenues for the year of $1,249 million, while
IDP reported revenues of $907 million for the comparable period. In accordance with the company's decision to sell these units, as soon as practical after their purchase, the results of operations (and related activity) have been reclassified as "discontinued operations (net of income taxes)" in the accompanying condensed consolidated income statement for both the three and nine month periods ended September 30, 1999 and 1998. In addition, the net assets of these joint ventures have been reclassified to "assets held for sale" on the accompanying condensed consolidated balance sheet at September 30, 1999 and December 31, 1998. The company's discussion and analysis of its results for both the three and nine month periods ended September 30, 1999 and 1998, are after the effects of these reclassifications.

   A comparison of key income statement amounts between the quarters, is as follows:

o Net sales for the third quarter of 1999 totalled $1.8 billion, an increase of 2.4-percent over last year's comparable quarter.

o The ratio of cost of goods sold to sales for the third quarter of 1999 was 71.8 percent and reflected a marked improvement over the 1998 third-quarter ratio of 73.2 percent.

o The ratio of administrative, selling and service engineering expenses to sales was 13.4 percent for the three months ended September 30, 1999, which was slightly lower than last year's third quarter ratio, and emphasizes the company's continued commitment to cost containment.

o Operating income for the third quarter of 1999 totalled $272.9 million, an increase of $35.9 million (or 15.1 percent) over the $237.0 million for last year's third quarter. The ratio of operating income to sales in the third quarter increased to 14.8 percent, as compared to 13.1 percent in 1998's third quarter.

o Other income (expense), net, is the sum of foreign exchange activities, equity earnings from partially-owned affiliates and other miscellaneous income and expense items. These activities aggregated $8.2 million of net expense for the three months ended September 30, 1999, as compared to $11.7 million of net expense in the third quarter of 1998. This $3.5 million favorable change is primarily attributed to decreased foreign exchange losses.

o The company's charges for minority interests are composed of (i) interests of minority owners (less than 50 percent) in consolidated units of the company and (ii) charges associated with the company's equity-linked securities, issued in March of 1998. The charge for minority interests totalled $7.6 million for the three months ended September 30, 1999 versus $7.4 million in 1998. This change is attributed to higher earnings from consolidated units which are not fully owned by the company; therefore, generating a higher charge for minority interests for the company during the third quarter of 1999.

o Interest expense for the third quarter of 1999 was $50.1 million as compared to $51.5 million for the third quarter of 1998. The reduction is attributed to lower outstanding debt balances during the comparable periods.

o The company's effective tax rate for the third quarters of both 1999 and 1998 was 35.5 percent. The current year's estimated effective tax rate for the full year 1999 is 35.5 percent, which equaled last year's effective rate.

o During the third quarter of 1999, the company has decided to exit the businesses served by its investments in D-R and IDP. The caption "discontinued operations (net of income taxes)" represents the net results of the company's 49-percent interest in the net earnings of D-R, the net earnings of IDP, the minority interest associated with IDP and the net tax effect of these results for the periods presented. (See note 2 for additional information on these entities.)

   The consolidated results for the third quarter of the year benefited from the combination of business improvements in a number of the company's domestic and selected foreign markets and a continued emphasis on the company's productivity-improvement programs. The company's backlog of orders at September 30 1999, believed by it to be firm, was $1.1 billion, which approximated the adjusted backlog at December 31, 1998. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

   A comparison of key income statement amounts between the first three quarters of both years, is as follows:

o Net sales for the first nine months of 1999 totalled $5.8 billion, an increase of 3.8 percent over last year's nine month total of $5.6 billion.

o The ratio of cost of goods sold to sales for the first nine months of 1999 was 72.4 percent and reflected an improvement over the 1998 nine month ratio of 73.5 percent.

o The ratio of administrative, selling and service engineering expenses to sales was 13.5 percent for the nine months ended
     September 30, 1999 and reflected an improvement over the 13.8 percent ratio for the comparable 1998 period.

o Operating income for the first three quarters of 1999 totalled $816.3 million, an increase of $105.9 million (or 14.9 percent) over the $710.4 million for last year's nine month total. The ratio of operating income to sales in the period increased to 14.1 percent, as compared to 12.7 percent the comparable 1998 period.

o Other income (expense), net, aggregated $13.4 million of expense for the nine months ended September 30, 1999, as compared to $14.9 million of net expense for the first three quarters of 1998. This $1.5 million net favorable change is the net result of (i) a favorable change in foreign currency activities (which generated gains in 1999 as compared to losses in 1998); (ii) reduced earnings from interest, commissions and royalties; (iii) reduced equity earnings from partially-owned equity companies; and (iv) slightly higher charges of a miscellaneous nature.

o The company's charges for minority interests are composed of (i) interests of minority owners (less than 50 percent) in a consolidated unit of the company and (ii) charges associated with the company's equity-linked securities (which were issued in March of 1998). The charges for minority interests totalled $21.3 million for the nine months ended September 30, 1999 versus $15.9 million in 1998. This change is attributed mainly to the fact the equity-linked securities were outstanding for the full nine months in 1999. In addition, overall lower net earnings for the nine months of 1999 for minority owners in consolidated units of the company were also a factor.

o Interest expense for the first three quarters of 1999 was $155.7 million as compared to $171.2 million for the first nine months of 1998. The reduction is attributed to lower outstanding debt balances during the comparable periods.

o    The company's effective tax rate for the nine months ended
     September 30, 1999 was 35.5 percent, which equalled 1998's rate for the comparable period.

o Discontinued operations, (net of income taxes), during the third quarter of 1999, represents the net results of the company's 49-percent interest in the net earnings of D-R, the net earnings of IDP, the minority interest associated with IDP and the net tax effect of these results for the periods provided.

Liquidity and Capital Resources

   The following comments relate strictly to continuing operations.

   During the first three quarters of 1999 the company experienced improvements in its overall financial position. The company's working capital increased by $200.6 million to $914.1 million at September 30, 1999, from the restated December 31, 1998 balance of $713.5 million.
The current ratio increased to 1.6 to 1.0 at the end of the first nine months from the restated 1.4 to 1.0 ratio at the end of 1998. The company's debt-to-total capital ratio at September 30, 1999, totalled
41 percent, which reflects an improvement from the restated 44 percent reported at December 31, 1998. This improvement is even more significant after considering the company's March 30, 1999 acquisition of Harrow Industries, Inc. for approximately $160 million (see Note 3).

   The company's cash and cash equivalents totalled $61.8 million at September 30, 1999, which reflects an increase of $18.3 million from the $43.5 million at December 31, 1998. Cash flows from operating activities provided $475.9 million, investing activities used $222.5 million, financing activities used $282.1 million, and discontinued operations provided an additional $41.1 million. Exchange rate changes during the first nine months of 1999 decreased cash and cash equivalents by $5.9 million.

    Receivables totalled $1.1 billion at September 30, 1999, which represents a $143.1 million increase from the $963.7 million at December 31, 1998. The increase is attributed to strong sales for the first nine months of the year and the effect of an acquisition, which were partially offset by the effects of foreign currency translation of $33.8 million.

    Inventories totalled $783.9 million at September 30, 1999, which represents a decrease of $40.9 million from the year-end balance of $824.8 million. The net decrease is attributed to the effects of foreign currency translation of approximately $24 million, with the balance being the effect of inventory reduction programs which more than offset increases caused by the company's acquisition program during the first three quarters of the year.

    Assets held for sale totalled $267.0 million at September 30, 1999, and reflects a reduction of $35.8 million from the December 31, 1998 total of $302.8 million. This decrease primarily represents changes in the payable/receivable balances due D-R and IDP from the joint venture partners for the periods presented.

    Intangible assets totalled $3,772.0 million at September 30, 1999 which was $6.3 million above the $3,765.7 million balance at December 31, 1998. Intangible assets increased by approximately $100 million from acquisitions and were reduced by amortization of $84.3 million and the effects of foreign currency translation.

    Long term debt, including current maturities, at September 30, 1999, totalled $2.3 billion. The company's debt-to-total capital ratio was 41 percent at September 30, 1999, which represented a reduction from the 44 percent at December 31, 1998. It should be noted that, this improvement takes into account the company's March 30, 1999 acquisition of Harrow Industries, Inc. for approximately $160 million less proceeds of $47 million from the sale of certain Harrow assets during the third quarter. The company is in the process of securing short-term financing of approximately $900 million, for the acquisition of Dresser Industries interests in D-R and IDP, which will be sold, as soon as practical after their acquisition. (See note 2 for additional information).

    During the first nine months of 1999, foreign currency translation adjustments resulted in a decrease of approximately $28.2 million in shareholders' equity, caused by the strengthening of the U.S. dollar against other currencies. Currency changes in Brazil, Czech Republic, France and Germany accounted for most of this change.

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

   The total cost of the year 2000 compliance program since 1997, is approximately $60 million. Although the company had incurred expenses prior to 1997, these costs were not separately identified. Management estimates that as of September 30, 1999, all of the costs have been incurred and were funded through operating cash flow. Approximately 45 percent of these expenses were internal costs of the company. The company believes that all internal systems are completed.

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

Euro Conversion

   The company continues to identify and address all euro conversion compliance issues. At this time, the company has not experienced significant difficulties.

Environmental Matters

   The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 30 federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites, there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed that it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Acquisitions and Dispositions

   On March 30, 1999, the company completed the acquisition of Harrow Industries, Inc.(Harrow), a leading manufacturer of access control technologies, architectural hardware, and decorative bath fittings and accessories. The purchase price was approximately $160 million, which includes the assumption of certain debt. At acquisition, the company segregated certain net assets of Harrow that would be sold within twelve months. During the third quarter, the company received proceeds of $47 million on the sale of a portion of these assets. At September 30, 1999, the remainder of such Harrow assets are classified as "assets held for sale" on the accompanying condensed consolidated balance sheet.

   On March 20, 1998 the company completed the sale of Ing. G. Klemm Bohrtechinik GmbH. Also in the first quarter, the company sold certain assets of Newman Tonks Group Limited. Sales proceeds approximated the book value of these assets.

Third-quarter Business Segment Review

   The Specialty Vehicles Segment includes Bobcat skid-steer loaders and compact hydraulic excavators; Club Car golf cars; Blaw-Knox pavers; and Ingersoll-Rand compactors, drilling equipment and rough-terrain material handlers. This segment's sales totaled $537.0 million for the third quarter of 1999, representing a slight increase over the $534.8 million reported for 1998's third quarter. Operating income of $92.9 million increased by seven percent compared to last year's third quarter. Excluding the third quarter 1998 $9 million gain on the sale of the Spra-coupe product line, third quarter operating income improved 20 percent. Strong operating income improvements at Bobcat, Club Car and the paving business were partially offset by weaker sales and earnings at the company's drill business.

   The Air and Temperature Control Segment includes Thermo King transport temperature-control equipment and Ingersoll-Rand air compressors. The segment's third quarter 1999 sales totaled $541.2 million versus $547.3 million last year. However, operating income for the third quarter of 1999 increased by approximately 23 percent to $70.9 million from $57.7 million last year. Air compressor sales declined in the third quarter; however, operating margins increased due to continuing cost reductions. Thermo King sales increased approximately two percent, when compared to last year's third quarter and operating earnings improved by more than 10 percent because of a improved sales mix and productivity improvement actions.

   The Hardware and Tools Segment includes architectural hardware products, such as Schlage locks, as well as exit devices, door-control hardware, steel doors and power-operated doors; and Ingersoll-Rand tools and related industrial-production equipment. For this segment, third-quarter 1999 sales increased by 10 percent to $485.4 million. Operating income for the quarter totaled $93.0 million, an increase of more than 17 percent over last year's third quarter. Architectural hardware products reported a double-digit sales increase and improved operation margins. Production Equipment sales increased by approximately five percent with improved operating margins from ongoing cost reduction activities.

   The Engineered Products Segment includes Torrington and Fafnir bearings and components. The results of IDP were formerly included in this segment, but have been reclassified as discontinued operations. Third-quarter 1999 sales of $282.5 million improved slightly, while operating income increased by approximately 16 percent, when compared to last year's third quarter performance. Continued strong sales of needle bearings and operating improvements from cost containment programs offset weaknesses in the industrial bearings business.

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

                        INGERSOLL-RAND COMPANY
                       PART II OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    Exhibit No.              Description

                    27                       Financial Data Schedules


          (b)  Reports on Form 8-K

                    None

                        INGERSOLL-RAND COMPANY

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INGERSOLL-RAND COMPANY
                            (Registrant)



Date November 15, 1999          /S/ D.W. Devonshire
                               D.W. Devonshire, Senior Vice
                               President & Chief Financial Officer


                               Principal Financial Officer


Date November 15, 1999          /S/ S.R. Shawley
                               S.R. Shawley, Vice President &
                               Controller

                               Principal Accounting Officer