Form 10-K
period 1999-12-31
INGERSOLL RAND CO
filed 2000-03-30
CIK 50485

12
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1999
                               or
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]


The aggregate market value of common stock held by nonaffiliates on February 29, 2000 was $6,205,708,872 based on the closing price of such stock on the New York Stock Exchange. This includes the shares owned by the Registrant's Leveraged Employee
Stock Ownership Plan.


The number of shares of common stock outstanding as of February
29, 2000 was 162,210,632.


              DOCUMENTS INCORPORATED BY REFERENCE
  Annual Report to Shareholders for fiscal year ended December 31, 1999. With the exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this report.
  Proxy Statement for Annual Meeting of Shareholders to be held on May 3, 2000. See Part III of this Form 10-K Annual Report for portions incorporated by reference. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year).

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

On August 12, 1999, the company announced its intention to dispose of its interest in Dresser-Rand Company (D-R), a joint venture involved in the reciprocating compressor and turbo machinery business, and Ingersoll-Dresser Pump Company (IDP), a joint venture involved in the pump equipment business. On October 5, 1999, the joint venture partner, as permitted under the joint venture agreements, elected to sell its share of the joint ventures to the company. Effective December 31, 1999, the company completed the purchase of the joint venture partner's 49% share of IDP for a net purchase price of approximately $377 million payable by the issuance of a promissory note, which was redeemed On January 14, 2000. The acquisition of the joint venture partner's 51% share of D-R was completed on February 2, 2000 and is estimated at a net purchase price of approximately $536 million. The net assets have been reported as assets held for sale in the company's financial statements. Historically, IDP had been reported as part of the Engineered Products Segment, while D-R had been reported as equity in earnings of partially-owned affiliates.

On February 10, 2000, the company agreed to sell its IDP unit to the Flowserve Corporation for $775 million in cash. The transaction is subject to regulatory approval and is expected to close during the second quarter of 2000. The company intends to divest D-R in the near future.

On March 30, 1999, the company completed the acquisition of Harrow Industries, Inc. (Harrow), a leading manufacturer of access control technologies, architectural hardware, and decorative bath fittings and accessories. The purchase price was approximately $160 million, which included the assumption of certain debt. The acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values.

During the third quarter, the company received proceeds of $47.0 million, which approximated book value on the sale of a portion of the Harrow assets. In December 1999, the company also sold certain net assets of the Automation Division. The transaction resulted in a net gain of approximately $4.4 million. The company also made several minor dispositions during 1999.

Products

The company manufactures and sells primarily nonelectrical machinery and equipment. Principal products include the following:

  Air balancers                       Hoists
  Air compressors &                   Hydraulic breakers
     accessories                      Lubrication equipment
  Air dryers                          Micro turbines
  Air logic controls                  Material handling equipment
  Air motors                          Mining equipment
  Air and electric tools              Needle roller bearings
  Architectural columns               Paving equipment
  Asphalt compactors                  Piston pumps
  Asphalt pavers                      Pneumatic breakers
  Automated dispensing systems        Pneumatic cylinders
  Automatic doors                     Pneumatic valves
  Automotive components               Portable compressors
  Ball bearings                       Portable generators
  Bath fittings and accessories       Portable light towers
  Blasthole drills                    Road-building machinery
  Blowers                             Rock drills
  Compact hydraulic excavators        Rock stabilizers
  Construction equipment              Roller bearings
  Diaphragm pumps                     Rotary drills
  Door closers and controls           Rough-terrain material handlers
  Door locks, latches &               Skid-steer loaders
   locksets                           Soil compactors
  Door and door frames (steel)        Spray-coating systems
  Drilling equipment and accessories  Submersible pumps
  Electrical security products        Telescopic material handlers
  Engine-starting systems             Transport temperature control
  Exit devices                         systems
  Extrusion pump systems              Utility vehicles
  Fastener-tightening                 Waterjet-cutting
   systems                             systems
  Fluid-handling equipment            Water-well drills
  Golf cars                           Winches

These products are sold primarily under the company's name and also under other names including ABG, Blaw-Knox, Bobcat, Charles Maire, Club Car, Dixie-Pacific, Dor-O-Matic, Ecoair, Fafnir, Falcon, Glynn-Johnson, Johnstone, LCN, Legge, Monarch, Montabert, Normbau, Schlage, Steelcraft, Thermo King, Torrington, Von Duprin and Zimmerman.

During the past three years, the division of the company's sales between capital goods and expendables has been in the approximate ratio of 63 percent and 37 percent, respectively. The company generally defines as expendables those products which are not capitalized by the ultimate user. Examples of such products are parts sold for replacement purposes, power tools and needle bearings.

Additional information on the company's business and financial information about industry segments is presented in Note 18 to the Consolidated Financial Statements included in the company's Annual Report to Shareholders for 1999, incorporated by reference in this Form 10-K Annual Report.

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

Working Capital

The products manufactured by the company must usually be readily available to meet rapid delivery requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by the company's major competitors.

Customers

No material part of the company's business is dependent upon a single customer or very few customers, the loss of any one of which would have a material adverse effect on the company's operations.

Competitive Conditions

The company's products are sold in highly competitive markets throughout the world against products produced by both foreign and domestic corporations. The principal methods of competition in these markets relate to price, quality and service. The company believes that it is one of the leading manufacturers in the world of a broad line of air compression systems, anti-friction bearings, construction equipment, transport temperature control products, air tools, golf cars and utility vehicles. In addition, the company believes it is a leading supplier in domestic markets for locks, other door hardware products, skid-steer loaders and asphalt paving equipment.

International Operations

Sales to customers outside the United States accounted for approximately 34 percent of the consolidated net sales in 1999. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the company's international operations.

Raw Materials

The company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the company's products are purchased from numerous suppliers, and the company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog

The company's approximate backlog of orders at December 31, 1999, believed by it to be firm, was $210 million for the Specialty Vehicles Segment, $310 million for the Air & Temperature Control Segment, $132 million for the Hardware & Tools Segment and $296 million for the Engineered Products Segment as compared to $248 million, $304 million, $189 million and $345 million, respectively, at December 31, 1998. These backlog figures are based on orders received. While the major portion of the company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead time and are often subject to revision, deferral, cancellation or termination. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Research and Development

The company maintains extensive research and development facilities for experimenting, testing and developing high quality products. The company employs approximately 1,763 professional employees for its research and development activities. The company spent $186.2 million in 1999, $169.6 million in 1998 and $138.2 million in 1997 on research and development.

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

During 1999, the company spent approximately $8 million on capital projects for pollution abatement and control and an additional $6 million for environmental remediation expenditures at sites presently or formerly owned or leased by the company.
It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant, and the accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 30 federal Superfund and state remediations sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Employees

There are approximately 46,000 employees of the company throughout the world, of whom approximately 29,000 work in the United States and 17,000 in foreign countries. The company believes relations with its employees are good.

Item 2.   PROPERTIES

The company's executive offices are located at Woodcliff Lake, New Jersey. Manufacturing and assembly operations are conducted in 53 plants in the United States; 4 plants in Canada; 29 plants in Europe; 13 plants in Asia, and 4 plants in Latin America. The company also maintains various warehouses, offices and repair centers throughout the world.

Substantially all plant facilities are owned by the company and the remainder are under long-term lease. The company believes that its plants and equipment have been well maintained and are generally in good condition.

The reportable segments for which the facilities are primarily used are described below. Facilities under long-term lease are included below and are not significant to each operating segment's total number of plants or square footage.

Specialty Vehicles

The Specialty Vehicle Segment designs, manufactures and markets powered vehicles that play a niche role in such fields as infrastructure development, commercial construction and material movement. This segment's products include machinery regularly used in general manufacturing and in industries such as mining and construction. This segment's branded products include Bobcat skid-steer loaders and compact hydraulic excavators, Club Car golf cars and industrial vehicles, Blaw-Knox and ABG pavers, and Ingersoll-Rand compactors, drilling equipment and rough-terrain material handlers. The segment's manufacturing locations are as follows:

                                               Approximate
                          Number of Plants    Square Footage

             Domestic               7            2,906,000
        International               4              604,000

                Total              11            3,510,000

Air & Temperature Control

The Air and Temperature Control Segment focuses on markets requiring air and refrigerant-gas compression technology and services. This segment's branded products include Thermo King transport temperature-control equipment, and Ingersoll-Rand air compressors. The segment's manufacturing facilities are as follows:
                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   10            2,398,000
        International              17            2,179,000

                Total              27            4,577,000

Hardware and Tools

The Hardware and Tools Segment concentrates on manufacturing, marketing, and managing the distribution channels required to reach end user customers seeking products that enhance productivity and security in the industrial, construction, and do-it-yourself markets. This segment includes architectural hardware products, such as Schlage locks, Von Duprin exit devices, door-control hardware, steel doors, power operated doors and architectural columns, and tools and related industrial-production equipment. The segment's manufacturing facilities are as follows:

                                                Approximate
                          Number of Plants    Square Footage

        Domestic                   21            3,611,000
        International              20            2,118,000

                Total              41            5,729,000

Engineered Products

The Engineered Products Segment is comprised of highly engineered application products that are sold on a specific contract design basis. Plants of IDP are no longer included as it has been designated as discontinued operations. This segment's products include Torrington and Fafnir bearings and components The segment's manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   15            3,544,000
        International               9            1,719,000

                Total              24            5,263,000


Item 3.   LEGAL PROCEEDINGS

In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for off-site waste disposal cleanup of approximately 30 sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters, are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

See also the discussion under Item 1 - Environmental Matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December
31, 1999.


The following information is included in accordance with the provision of Part III, Item 10.

                        Date of
                       Service as    Principal Occupation and
                      an Executive   Other Information
Name and Age            Officer      for Past Five Years
James E. Perrella(64)     5/4/77     Chairman of the Board and
                                      Director (President 1993-
                                      April 1999, and Chief
                                      Executive Officer
                                      1993-October 1999)
Herbert L. Henkel(51)     4/5/99     Chief Executive Officer
                                      (since October 1999),
                                      President and Director
                                      (since April 1999)
                                      (Chief Operating Officer
                                      April 1999 - October 1999;
                                      Textron President, February
                                      1999 - March 1999 and Chief
                                      Operating Officer, 1998 -
                                      March 1999; President of
                                      Textron's Industrial
                                      Products Segment 1994-
                                      1998)
Brian D. Jellison(54)     2/7/96     Executive Vice President
                                      (Vice President and
                                      President of the
                                      Architectural Hardware
                                      Group, 1995 - 1998)
Steven T. Martin(59)      5/2/96     Executive Vice President
                                      (Vice President, 1996-1998
                                      and President of Production
                                      Equipment Group, 1995-1998)
David W. Devonshire(54)  1/12/98     Executive Vice President
                                      (since January 2000)
                                      and Chief Financial
                                      Officer, (Senior Vice
                                      President and Chief
                                      Financial Officer 1998 -
                                      January 2000, Senior Vice
                                      President and Chief
                                      Financial Officer,
                                      Owens Corning 1993 -
                                      1997)
Patricia Nachtigal(53)   11/2/88     Vice President and General
                                      Counsel
Nicholas J. Pishotti(59) 4/10/95     Vice President, Strategic
                                      Technologies (General
                                      Manager, Aircraft Engine
                                      Sourcing Department,
                                      General Electric Company,
                                      1988-1995)
Steven R. Shawley(47)    6/1/98      Vice President and
                                      Controller (Controller
                                      June 1998-July 1999, Thermo
                                      King Business Unit
                                      Controller 1994-1998)

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

                                        Common Stock
                             High            Low       Dividend
1999
First quarter           $52  7/16        $44 5/8           $.15
Second quarter           73 13/16         49 7/8            .15
Third quarter            67 11/16         53                .17
Fourth quarter           58   1/2         44 7/8            .17
                             High            Low       Dividend
1998
First quarter           $49   1/4        $36 1/2           $.15
Second quarter           54               41                .15
Third quarter            47   5/8         34 7/8            .15
Fourth quarter           52   1/8         34                .15

The Bank of New York (Church Street Station, P.O. Box 11258, New
York, NY 10286-1258, (800)524-4458) is the transfer agent,
registrar and dividend reinvestment agent.

There are no significant restrictions on the payment of dividends. The approximate number of record holders of common stock as of February 29, 2000 was 11,510.

On February 11, 2000 the company completed the acquisition of substantially all the assets of Neal Manufacturing Company in exchange for 145,000 shares of the company's common stock. These shares were previously held as treasury stock and had not been registered.

Item 6.   SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 1999, is as follows (in millions except per share amounts):

December 31                1999      1998       1997      1996       1995
Net sales              $7,666.7  $7,384.7   $6,239.1  $5,846.9   $4,936.1

Earnings from continuing
  operations              544.9     455.5      358.6     324.7      243.8

Total assets            8,400.2   7,926.4    8,033.8   5,232.2    5,132.2

Long-term debt          2,113.3   2,166.0    2,528.0   1,163.8    1,304.4

Shareholders' equity    3,083.0   2,730.1    2,364.8   2,109.9    1,801.5

Basic earnings per share
  Continuing operations   $3.33     $2.78      $2.20     $2.01      $1.53
Discontinued operations    0.28      0.33       0.13      0.21       0.17

Diluted earnings per share
Continuing operations     $3.29     $2.75       $2.18    $2.00      $1.52
Discontinued operations    0.28      0.33        0.13     0.21       0.17

Dividends per common
 Share                     0.64      0.60        0.57     0.52       0.49


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Background: In August 1999, the company notified Dresser Industries (a wholly owned subsidiary of Halliburton Company) of its desire to terminate their two joint ventures. The ventures are Dresser-Rand Company (D-R), a producer of reciprocating compressors and turbomachinery products, and Ingersoll-Dresser Pump Company (IDP) a manufacturer of pumps used in industrial, commercial and municipal applications. In accordance with the terms of the joint venture agreements, the company gave notice that it wanted to sell its 49% interest in D-R and its 51% interest in IDP to Dresser Industries. Under the governing agreements, Dresser Industries had the option to either buy one or both of the joint ventures from or sell one or both of the joint ventures to Ingersoll-Rand. However, the company also announced that if Dresser Industries elected to sell its shares in these joint ventures back to Ingersoll-Rand, the company would divest of these units as soon as practical.

On October 5, 1999, the company was notified by Dresser Industries that it had elected to sell its interests in the joint ventures to the company. In accordance with the company's decision to sell these units, as soon as practical, after they were purchased from Dresser Industries, their results (and related activity) have been reclassified as "Discontinued operations (net of tax)" in the accompanying Consolidated Statement of Income for the three years ended December 31, 1999. In addition, the net assets of these units have been reclassified as "Assets held for sale" on the accompanying Consolidated Balance Sheet. Unless otherwise noted, amounts, percentages and ratios discussed in this financial review and management analysis do not include discontinued operations.

On February 9, 2000 the company agreed to sell IDP to Flowserve
Corporation for $775.0 million in cash.

1999 Compared to 1998

The company reported another year of record earnings in 1999. These achievements were the result of a strong domestic economy, moderate economic growth in selected international markets, and continued success of the company's asset-management, strategic-sourcing and productivity-improvement programs.

Sales for 1999 totalled $7.7 billion, which generated $1,099.3 million of operating income and $544.9 million of net earnings from continuing operations ($3.29 diluted earnings per share). Net earnings from discontinued operations totalled $46.2 million ($0.28 diluted earnings per share).

For 1998, sales were $7.4 billion, which generated $969.1 million of operating income and produced net earnings from continuing operations for the year of $455.5 million ($2.75 diluted earnings per share). In 1998, net earnings from discontinued operations totalled $53.6 million ($0.33 diluted earnings per share).

A comparison of key financial data between 1999 and 1998 follows:

o Net sales in 1999 amounted to $7.7 billion, reflecting 3.8% improvement over the 1998 total of $7.4 billion.

o Cost of goods sold in 1999 was 71.9% of sales, compared to 73.0% in 1998. The ratio of cost of goods sold to sales reflected a marked improvement in 1999 compared to 1998 based on the continued success of the company's asset-management, strategic-sourcing and productivity-improvement programs.

o Administrative, selling and service engineering expenses were 13.7% of sales in 1999, compared to 13.9% for 1998. This decrease is attributable to the company's cost-containment programs.

o Operating income for the year totalled $1,099.3 million, a 13.4% increase over 1998 operating income of $969.1 million. The ratio of operating income to sales in 1999 was 14.3%, compared to 13.1% for the prior year. This improvement was the combined effect of the company's aggressive productivity-improvement and procurement programs, and the continued stability of domestic markets.

o Interest expense for the year totalled $203.1 million versus $224.1 million for 1998. The reduction in interest expense totalled $21.0 million principally due to lower average outstanding debt balances during 1999 when compared to the prior year.

o Other income (expense), net, is the sum of foreign exchange activities, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items. In 1999, these activities resulted in a net expense of $22.3 million, an unfavorable change of $7.0 million compared to the 1998 net other expense of $15.3 million. This change was caused by lower earnings from partially owned affiliate companies, lower miscellaneous income and higher miscellaneous expenses, which were offset by a favorable change in foreign currency activity in 1999 when compared to the prior year.

o The company's charges for minority interests are composed of two items: (1) charges associated with the company's equity-linked securities (issued during the first quarter of 1998), which totalled $25.6 million in 1999 and $19.7 million in 1998; and (2) interests of minority owners (less than 50 %) in a consolidated unit of the company, which totalled $3.5 million in 1999 and $3.8 million in 1998.

o The company's effective tax rate for both 1999 and 1998 was 35.5%. The variance from the 35.0% statutory rate primarily was due to lower tax rates associated with foreign earnings, the foreign sales corporation, favorable tax benefits associated with income earned in Puerto Rico, offset by the effect of state and local taxes and the nondeductibility of a portion of goodwill.

o Discontinued operations (net of tax) for 1999 amounted to $46.2 million, which was $7.4 million lower than the $53.6 million for the year ended December 31, 1998. This category represents the company's 49% interest in the earnings of D-R and the company's 51% interest in IDP, net of appropriate taxes. As previously announced, the company intends to divest these businesses; therefore, their net operating results have been classified as "discontinued operations." The partnership earnings in 1999 were both approximately 20% below their 1998 levels. Additional information on discontinued operations is contained throughout this report and in Note 2 to the Consolidated Financial Statements.

At December 31, 1999, employment totalled 46,062. This represents a slight decrease from last year's level of 46,525.

Outlook
The company's outlook for 2000 is for continued strong improvement in operating results based on a scenario of moderate worldwide growth. Most of the company's end markets including car production, housing, commercial construction and road paving, have a positive outlook. These expectations will be supported by aggressive asset-management, strategic-sourcing and productivity-improvement programs.

Review of Business Segments

Specialty Vehicles
Specialty Vehicles Segment sales were $2.3 billion, an increase of 7.7% over the $2.2 billion reported for 1998. Operating income for 1999 totalled $405.3 million, representing an increase of 21.6% over last year's total of $333.3 million. All major product lines reported improvements in sales, operating income and operating margins for the year.

Air and Temperature Control
The Air and Temperature Control Segment reported sales of
$2.2 billion, which almost equalled last year's level.
However, operating income for 1999 totalled $286.7 million, reflecting a 9.2% improvement over the $262.5 million reported for 1998. Thermo King's sales in 1999 reflected a modest increase over 1998's level, but operating income increased by approximately 5%. The air compressor business reported a modest decrease in sales for the year; however, operating income increased by more than 15%.

Hardware and Tools
The Hardware and Tools Segment sales increased by 8.7% to $1.9 billion. Operating income for the year was $320.3 million, an increase of $32.0 million from $288.3 million reported for 1998. Architectural hardware products reported increases of 15.5% in sales and 13.3% in operating income. Industrial production equipment reported lower sales in 1999, but a 4% increase in operating income.

Engineered Products
The Engineered Products Segment only includes the results of the company's bearings and components products. The results for IDP, which were formerly included in this segment, have been reclassified to discontinued operations. Sales for bearings and components in 1999 reflect a 1% decrease from the prior year, but operating income increased by 5%, when compared to 1998, due to continued cost improvement programs.

Liquidity and Capital Resources
During 1999, the company continued to make progress in improving its liquidity and capital resources through its aggressive asset management programs and the ability to generate $836.5 million of cash flow from its operations. These actions contributed to the company's reduction in its debt-to-total capital ratio from 44% at the end of last year to 42% at December 31, 1999. In addition, adjusting the December 31, 1999, short-term liability for the purchase of the remaining interest in IDP lowers the debt-to-total capital ratio 38%.

The following table contains several key measures used by management to gauge the company's financial performance:

                                  1999       1998      1997
Working capital (in millions)   $1,129       $737      $342
Current ratio                      1.6        1.5       1.2
Debt-to-total capital ratio         42%        44%       59%
Average working capital
  to net sales                    11.8%      10.7%     16.6%
Average days outstanding
  in receivables                  46.2       48.8      53.5
Average months' supply
  of inventory                     2.4        2.4       2.5
Note:  Working capital includes assets held for sale.

The company maintains significant operations in foreign countries; therefore, the movement of the U.S. dollar against foreign currencies has an impact on the company's financial position. Generally, the functional currency of the company's foreign subsidiaries is their local currency. The company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of forward exchange contracts and options. The company attempts, through its hedging activities, to mitigate the impact on income of changes in foreign exchange rates. Additionally, the company maintains operations in countries where the company transacts business in U.S. dollars. The functional currency of these operations is the U.S. dollar. (Additional information on the company's use of financial instruments can be found in Note 8 to the Consolidated Financial Statements.)

The following points highlight the financial results and financial condition of the company's operations with the impact of foreign currency translation where appropriate:

o Cash and cash equivalents totalled $222.9 million at December 31, 1999, a $179.4 million increase from the prior year-end balance of $43.5 million. Cash flows from operating activities provided $836.5 million, investing activities used $237.0 million and financing activities used $445.1 million. Exchange rate changes during 1999 decreased cash and cash equivalents by $7.8 million.

o Receivables totalled $988.5 million at December 31, 1999, compared to $963.7 million at the prior year end, a net increase of $24.8 million. The increase is attributable to higher sales activity during the later part of the fourth quarter and acquisitions, which were offset by reductions caused by exchange rate changes during 1999. The company focuses on decreasing its receivables base through its asset-management program, which produced a reduction in the average days outstanding in receivables to 46.2 days from the 1998 level of 48.8 days.

o Inventories amounted to $742.1 million at December 31, 1999, a decrease of $82.7 million from last year's level of $824.8 million. The net reduction to inventories during 1999 is the net result of the reduction caused by exchange rate changes during the year of $31.5 million, the company's effort to reduce inventories, and the net effect of reductions caused by dispositions exceeding increases from acquisitions.

o Prepaid expenses totalled $60.7 million at the end of the year, $5.0 million higher than the balance at December 31, 1998. The increase is associated with a general increase in prepaid expense accounts from acquired companies during the year.

o Assets held for sale totalled $799.7 million. This reflects an increase of $399.6 million over the December 31, 1998, balance of $400.1 million. The account balance at the end of 1998 primarily represents the company's investments in their ventures in IDP and D-R, which are now identified as discontinued operations. (See Note 2 to the Consolidated Financial Statements.) During the current year, this account was increased by the operating results of the joint ventures and the December 31, 1999, purchase of the remaining 49% interest in IDP for $377.0 million as well as the net change in the assets and liabilities of IDP. On February 2, 2000, the company purchased the remaining 51% interest in D-R that it did not previously own for an additional payment of $536.0 million.

o Deferred income taxes (current) of $53.9 million at December 31, 1999, represented the deferred tax benefit of the difference between the book and tax values of various current assets and liabilities. The components of the balance are included in Note 15 to the Consolidated Financial Statements.

o Investments in and advances with partially owned equity affiliates at December 31, 1999, totalled $198.2 million, an increase of $14.6 million over the 1998 balance of $183.6 million. This category includes the company's investments in partially owned equity affiliates (i.e. 50% or less ownership). Income and dividends from the investments in partially owned equity affiliates were $9.5 million and $6.4 million, respectively, in 1999. Amounts due to these units increased $1.5 million from December 31, 1998. Currency movements were the primary cause of the remaining change in the account balance.

o Net property, plant and equipment increased by $3.5 million in 1999 to a year-end balance of $1,240.2 million. Capital expenditures in 1999 totalled $190.5 million, and acquisitions (net of dispositions) added $2.7 million. Foreign exchange fluctuations decreased net fixed assets by approximately $21.2 million. The remaining net decrease was the result of depreciation and sales and retirements.

o Intangible assets, net, totalled $3,726.3 million at December 31, 1999, as compared to $3,765.8 million at December 31, 1998, for a net decrease of $39.5 million. The amortization expense for the current year was $112.8 million. Acquisition activity and the effects of foreign currency translation accounted for the balance of the change.

o Deferred income taxes (noncurrent) totalled $158.0 million at December 31, 1999, an amount that was $48.0 million lower than the 1998 balance. The components comprising the balance at December 31, 1999, can be found in Note 15 to the Consolidated Financial Statements.

o Other assets totalled $209.2 million at year end, an increase of $33.5 million from the 1998 balance, primarily due to an increase in prepaid pensions of $32.0 million.

o Accounts payable and accruals totalled $1,224.4 million at December 31, 1999, a decrease of $60.0 million from last year's balance of $1,284.4 million. Reduced inventory levels at year end and acquisitions, net of dispositions, along with the timing of payrolls and benefits accounted for the reduction in 1999.

o Loans payable including current maturities of long-term debt, were $495.5 million at the end of 1999, which reflects a $177.5 million increase from the $318.0 million level at December 31, 1998. Approximately $252.2 million of current maturities of long-term debt were repaid in 1999. The balance at the end of 1999 included a $377.0 million note payable issued in connection with the company's purchase of the remaining interest in the IDP joint venture. Excluding this item, loans payable would have reflected a reduction from the 1998 year-end balance of approximately $200.0 million. The effect of translation activity during 1999 had a minimal effect on the account balance during the year.

o Long-term debt, excluding current maturities, totalled $2,113.3 million, a reduction of approximately $52.7 million from the prior year's balance of $2,166.0 million. Reductions in long-term debt of $73.1 million represent the reclassification of the current maturities of long-term debt to loans payable. Long-term financings for plant and office expansions accounted for the modest increase in debt activity for the year. Foreign exchange activity had a minimal effect on the account balance during the year.

o Postemployment and other benefit liabilities at December 31, 1999, totalled $805.0 million, a decrease of $15.5 million from the December 31, 1998, balance. Postemployment liabilities include medical and life insurance postretirement benefits, long-term pension and other noncurrent benefit accruals. (See Notes 16 and 17 to the Consolidated Financial Statements for additional information.)

o Minority interest liabilities at December 31, 1999, totalled $95.7 million, which represents a net increase of $62.1 million over the balance at the end of the prior year. This liability represents the ownership interests of other entities in certain consolidated subsidiaries of the company. The increase for 1999 primarily represents an equity interest purchase by a vendor in an entity controlled by the company.

o Other liabilities (noncurrent) at December 31, 1999, totalled $161.8 million, an increase of $9.3 million over the balance at December 31, 1998. The increase is associated with acquisitions during 1999. These obligations are not expected to be paid in the next year. Generally, these accruals cover environmental, insurance, legal and other long-term contractual obligations.

Other information concerning the company's financial resources, commitments and plans is as follows:

The average short-term borrowings outstanding, excluding current maturities of long-term debt, was $104.8 million in 1999, compared to $314.8 million in 1998. The weighted average interest rate during 1999 was 6.6%, compared to 6.3% during the previous year. The maximum amounts outstanding during 1999 and 1998 were $422.4 million and $794.1 million, respectively.

The company had $1.3 billion in domestic short-term credit lines and $750.0 million in long-term credit lines at December 31, 1999 all of which were unused. Additionally, $599.8 million of foreign credit lines were available for working capital purposes, $527.3 million of which was used at the end of the year. These facilities exceed projected requirements for 2000 and provide direct support for commercial paper and indirect support for other financial instruments, such as letters of credit and comfort letters.

In 1999, foreign currency translation adjustments decreased shareholders' equity by $46.5 million. This change was due to the strengthening of the U.S. dollar against other currencies in countries where the company has significant operations. Currency changes in the euro, euro-linked currencies and the British pound accounted for nearly all of the change.

The company utilizes two wholly owned special purpose subsidiaries to purchase accounts and notes receivable at a discount from the company on a continuous basis. These special purpose subsidiaries simultaneously sell an undivided interest in these accounts and notes receivable to a financial institution up to a maximum of $170.0 million. The agreements between the special purpose corporations and the financial institution are renewable annually. The company intends to renew these agreements at their expiration dates with either the current or another financial institution. The company is retained as the servicer of the pooled receivables. At December 31, 1999 and 1998, $170.0 million of such receivables remained uncollected.

Capital expenditures were $190.5 million and $200.9 million in 1999 and 1998, respectively. The company continues investing to improve manufacturing productivity, reduce costs, and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2000 is estimated at approximately $210.0 million, including amounts approved in prior periods. There are no planned projects, either individually or in the aggregate, that represent a material commitment for the company. Many of these projects are subject to review and cancellation at the option of the company without incurring substantial charges.

Financial Market Risk
The company generates foreign currency exposures in the normal course of business. To mitigate the risk from foreign currency exchange rate fluctuations, the company will generally enter into forward currency exchange contracts for the purchase or sale of a currency in accordance with the company's policies and procedures. The company applies sensitivity analysis and value at risk (VAR) techniques when measuring the company's exposure to currency fluctuations. VAR is a measurement of the estimated loss in fair value until currency positions can be neutralized, recessed or liquidated and assumes a 95% confidence level with normal market conditions. The potential one-day loss, as of December 31, 1999, was $1.1 million and it is considered insignificant in relation to the company's results of operations and shareholders' equity.

With regard to interest rate risk, the effect of a hypothetical 1% increase in interest rates, across all maturities, would decrease the estimated fair value of the company's long-term debt at December 31, 1999, from $2,083.9 million to an estimated fair value of $2,004.1 million.

Environmental Matters
The company continues to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the company currently is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities.

During 1999, the company spent approximately $8.0 million on capital projects for pollution abatement and control, and an additional $6.0 million for environmental remediation expenditures at sites presently or formerly owned or leased by the company. It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant. Therefore, the accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Forward-looking Statements
This annual report contains not only historical information, but also forward-looking statements regarding expectations for future company performance. Forward-looking statements involve risk and uncertainty. See the company's 1999 Annual Report on Form 10-K for a discussion of factors which could cause future results to differ from current expectations.

1998 Compared to 1997

Sales for 1998 totalled $7.4 billion, which generated $969.1 million of operating income and $455.5 million of net earnings from continuing operations ($2.75 diluted earnings per share). Net income from discontinued operations totalled $53.6 million in 1998 ($0.33 diluted earnings per share). The company's results for 1998 included a full year's benefit from the October 31, 1997, acquisition of Thermo King Corporation (Thermo King). Thermo King reported 1998 sales of $1.2 billion with an operating income contribution of $159.3 million and net earnings of $24.0 million or 15 cents diluted earnings per share after the allocation of acquisition interest expense and the related tax benefit.

The company's results for 1997 were sales of $6.2 billion, which generated $723.5 million of operating income and produced net earnings from continuing operations of $358.6 million for the year ($2.18 diluted earnings per share). In 1997, net income from discontinued operations was $21.9 million (or $0.13 diluted earnings per share). Thermo King generated $176.9 million of sales and produced an operating loss of $0.2 million, after goodwill amortization and the effect of estimated purchase accounting adjustments for the last two months of 1997. Thermo King's net loss for this two-month period was $11.3 million (seven cents diluted earnings per share) after the allocation of acquisition interest expense of $27.3 million.

Excluding Thermo King's results from both years, 1998 sales increased modestly, with an 11.9% increase in operating income resulting in a significant increase of 17% in net earnings from continuing operations for 1998 over the adjusted 1997 results.

A comparison of key financial data between 1998 and 1997 follows:

o Net sales in 1998 were $7.4 billion, reflecting an 18.4% improvement over the 1997 total of $6.2 billion. Excluding
  Thermo King's results from both years, adjusted sales for 1998 increased by 2% over the 1997 adjusted total.

o Cost of goods sold in 1998 was 73.0% of sales, compared to 73.9% in 1997. Excluding Thermo King's results from both years, the adjusted ratio of cost of goods sold to sales reflected a marked improvement in 1998, compared to 1997.

o Administrative, selling and service engineering expenses were 13.9% of sales in 1998, compared to 14.5% for 1997. This decrease is primarily attributable to the inclusion of Thermo King, which traditionally had a lower ratio of selling and administrative expenses to sales than the company's historical lines of business.

o Operating income for the year totalled $969.1 million, a 33.9% increase over 1997 operating income of $723.5 million. The ratio of operating income to sales in 1998 was 13.1%, compared to 11.6% for the prior year. After excluding Thermo King's results from both years, adjusted 1998 operating income still reflects a double-digit improvement over the adjusted 1997 results. This improvement was the combined effect of the company's aggressive productivity-improvement and procurement programs, and the continued stability of domestic markets.

o Interest expense for the year totalled $224.1 million versus $135.2 million for 1997. Interest expense associated with the debt incurred for the Thermo King acquisition totalled approximately $129.3 million in 1998 (excluding costs related to the company's equity-linked securities) and $27.3 million for the last two months of 1997.

o Other income (expense), net, is the sum of foreign exchange activities, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items. In 1998, these activities resulted in a net expense of $15.3 million, an unfavorable change of $9.0 million compared to the 1997 net other expense of $6.3 million. This change was caused by lower earnings from partially owned affiliates and higher foreign exchange losses of $8.2 million in 1998, offset by lower net miscellaneous income and expense items.

o The company's charges for minority interests are composed of two items: (1) $19.7 million of charges associated with the company's equity-linked securities issued during the first quarter of 1998; and (2) interests of minority owners (less than 50%) in a consolidated unit of the company which totalled $3.8 million in 1998 and $3.6 million in 1997.

o The company's effective tax rate for 1998 was 35.5%, which improved from the 38.0% reported for the prior year due to a full-year favorable tax benefit associated with the Thermo King acquisition. The variance from the 35.0% statutory rate primarily was due to tax rates associated with foreign earnings, the foreign sales corporation, favorable tax benefits associated with the income earned in Puerto Rico, the effect of state and local taxes and the nondeductibility of a portion of goodwill.

o Discontinued operations (net of tax) for 1998 amounted to $53.6 million, which was more than double 1997's results of $21.9 million. This category represents the company's 49% interest in the earnings of D-R and the company's 51% interest in IDP reduced by appropriate taxes. As previously announced, the company intends to divest these units; therefore, their net operating results have been classified as "discontinued operations." The net earnings from these partnerships in 1998 were both substantially above their 1997 levels. These increases were the result of a stronger economic climate for their products, coupled with the fact that both operations recorded a total of $60.0 million of restructuring charges during 1997 to reduce their headcount and to close underperforming operations. (See Note 2 to the Consolidated Financial Statements for additional information.)

 At December 31, 1998, employment totalled 46,525. This represents a slight decrease from the prior year's level of 46,567.

 During 1998, the company made significant progress in improving its liquidity and capital resources by (1) completing the financing of the Thermo King acquisition with the issuance of $402.5 million of equity-linked securities during the first quarter of the year, and (2) reducing the company's debt by an additional $570.9 million, which was generated from the company's strong cash flow during the year. The proceeds from the equity-linked securities were used to reduce the company's short-term borrowings, which were originally issued to satisfy a portion of the cash requirements for the acquisition of Thermo King on October 31, 1997. These actions primarily contributed to the company's reduction in its debt-to-total capital ratio from 59% at the end of 1997 to 44% at December 31, 1998.

  The following points highlight the financial results and financial condition of the company's operations with the impact of foreign currency translation where appropriate:

o Cash and cash equivalents totalled $43.5 million at December 31, 1998, a $23.0 million reduction from the prior year-end balance of $66.5 million. Cash flows from operating activities provided $859.6 million, investing activities used $161.9 million and financing activities used $741.8 million. Exchange rate changes during 1998 increased cash and cash equivalents by $1.0 million.

o Marketable securities totalled $2.0 million at the end of 1998, $1.8 million below the balance at December 31, 1997. The net reduction was due to maturity and exchange rate changes.

o Receivables totalled $963.7 million at December 31, 1998, compared to $1,080.7 million at the end of 1997, a net decrease of $117.0 million. The decrease is attributable to improved cash collections and reductions from dispositions. The company focuses on decreasing its receivables base through its asset-management program, which produced a reduction in the average days outstanding in receivables to 48.8 days from the 1997 level of 53.5 days.

o Inventories amounted to $824.8 million at December 31, 1998, an increase of $84.3 million from 1997's level of $740.5 million. Inventory increases at year end in anticipation of early 1999 shipments were the primary reason for the increase. The company's emphasis on inventory control was demonstrated by the reduction of the average months' supply of inventory to 2.4 months at December 31, 1998, compared to 2.5 months at the prior year end.

o Prepaid expenses totalled $55.7 million at the end of 1998, $23.7 million lower than the balance at December 31, 1997. Changes in prepaid pension assets and a general reduction in other prepaid assets were the reasons for the reduction in the account balance.

o Assets held for sale totalled $400.1 million at December 31, 1998, and reflects an increase of $11.0 million over the December 31, 1997, balance of $389.1 million. The account balance at the end of both years primarily represents the company's investments in IDP and D-R, which are now identified as discontinued operations. (See Note 2 to the Consolidated Financial Statements.) During 1998, this account was increased by the operating results of the joint ventures and was reduced by changes in the net assets. In addition, the account balance was also reduced by approximately $22.5 million, for other asset dispositions not involving either IDP or D-R.

o Deferred income taxes (current) of $68.8 million at December 31, 1998, represented the deferred tax benefit of the difference between the book and tax values of various current assets and liabilities. The components of the balance are included in Note 15 to the Consolidated Financial Statements.

o Investments in and advances with partially owned equity affiliates at December 31, 1998, totalled $183.6 million, $16.1 million below the 1997 balance of $199.7 million. Income and dividends from partially owned equity affiliates were $13.6 million and $6.7 million, respectively. Amounts due from these units decreased $12.6 million from December 31, 1997. Currency movements and acquisitions were the primary cause of the remaining change in the account balance.

o Net property, plant and equipment increased by $63.0 million in 1998 to a year-end balance of $1,236.7 million. Capital expenditures in 1998 totalled $200.9 million, and acquisitions (net of dispositions) added $13.0 million. Foreign exchange fluctuations increased net fixed assets by approximately $3.6 million. The remaining net decrease was the result of depreciation and sales and retirements.

o Intangible assets, net, totalled $3,765.8 million at December 31, 1998, as compared to $3,822.4 million at December 31, 1997, for a net decrease of $56.6 million. The amortization expense for 1998 was $110.1 million. Acquisition activity and the effects of foreign currency translation accounted for the balance of the change.

o Deferred income taxes (noncurrent) totalled $206.0 million at December 31, 1998. This total was $26.3 million higher than the 1997 balance. The components comprising the balance at December 31, 1998, can be found in Note 15 to the Consolidated Financial Statements.

o Other assets totalled $175.7 million at the end of 1998, a decrease of $31.6 million from the December 31, 1997, balance of $207.3 million. Other assets decreased by approximately $25.0 million due to a decrease in prepaid pensions and a general reduction in other noncurrent assets. Foreign exchange activity in 1998 had a minimal effect on the account balance during the year.

o Accounts payable and accruals totalled $1,284.4 million at December 31, 1998, an increase of $109.1 million from last year's balance of $1,175.3 million. Increased inventory levels at year end and acquisitions, net of dispositions, along with the timing of payrolls and benefits account for the increase in 1998.

o Loans payable, including current maturities on long-term debt, were $318.0 million at the end of 1998, which reflects a $605.8 million reduction from the $923.8 million level at December 31, 1997. Proceeds of $389.6 million from the issuance of the company's equity-linked securities were used to reduce short-term debt during the year. Current maturities of long-term debt increased the account balance by an additional $251.8 million. In addition, the company also repaid approximately $261.2 million of current maturities of long-term debt.

o Long-term debt, excluding current maturities, totalled $2,166.0 million, a reduction of approximately $362.1 million from the prior year's balance of $2,528.1 million. Reductions in long-term debt of $251.8 million represent the reclassification of the current maturities of long-term debt to loans payable. In addition, the company repaid $110.0 million of long-term debt with accelerated payments during the year. Foreign exchange activity had a minimal effect on the account balance during the year.

o Postemployment and other benefit liabilities at December 31, 1998, totalled $820.5 million, a decrease of $41.6 million from the December 31, 1997, balance. Postemployment liabilities include medical and life insurance postretirement benefits, long-term pension and other noncurrent postemployment accruals. (See Notes 16 and 17 to the Consolidated Financial Statements for additional information).

o Minority interest liabilities at December 31, 1998, totalled $33.6 million, which represents a net increase of $10.1 million over the balance at the end of the prior year. This liability represents the ownership interests of other entities in selected consolidated subsidiaries of the company. The change in the account balance for 1998 was due to earnings, advances and changes in ownership participation.

o Other liabilities (noncurrent) at December 31, 1998, totalled $152.5 million, which reflected an increase of $6.5 million over the balance at December 31, 1997. These obligations are not expected to be paid in the next year. Generally, these accruals cover environmental, insurance, legal and other long-term contractual obligations.

 Other information concerning the company's financial resources, commitments and plans is as follows:

 The average short-term borrowings outstanding, excluding current maturities of long-term debt, was $314.8 million in 1998, compared to $376.0 million in 1997. The weighted average interest rate during 1998 was 6.3%, compared to 6.2% during the previous year. The maximum amounts outstanding during 1998 and 1997, were $794.1 million and $2,433.0 million, respectively.

 The company had $1.0 billion in domestic short-term credit lines at December 31, 1998, and $436.2 million of foreign credit lines available for working capital purposes, $1.4 billion of which was unused at the end of the year.

 In 1998, foreign currency translation adjustments increased shareholders' equity by $2.5 million. This change was due to the minor weakening of the U.S. dollar against other currencies in countries where the company has significant operations. Currency changes in France, Germany, and Japan accounted for nearly all of the change.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISK

The information under the caption "Financial Market Risk" in Item
7, Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated February 1, 2000, are included as Exhibit 13 - the Annual Report to Shareholders for
1998.

(b) The unaudited quarterly financial data for the two-year period ended December 31, 1999, is as follows (in millions except per share amounts):
                      Net      Cost of   Operating         Net
1999                sales   goods sold      income    earnings
First quarter    $1,891.1     $1,390.2    $  238.6      $121.1
Second quarter    2,042.0      1,468.4       304.8       166.6
Third quarter     1,846.1      1,324.7       272.9       137.5
Fourth quarter                 1,887.5     1,331.7       283.0
165.9
  Year 1999      $7,666.7     $5,515.0    $1,099.3      $591.1

                     Net      Cost of   Operating          Net
1998                sales   goods sold      income    earnings
First quarter    $1,812.7     $1,341.9    $  206.6      $ 99.1
Second quarter    1,954.4      1,429.5       266.8       140.9
Third quarter     1,802.3      1,320.1       237.0       119.4
Fourth quarter    1,815.3      1,296.3       258.7       149.7
  Year 1998      $7,384.7     $5,387.8    $  969.1      $509.1

   All amounts shown have been restated to reflect discontinued operations.

                        1999                       1998
                 Basic       Diluted        Basic       Diluted
              earnings      earnings     earnings      earnings
                   per           per          per           per
                common        common       common        common
                 share         share        share         share

First quarter    $0.74        $0.73         $0.60         $0.60
Second quarter    1.01         0.99          0.86          0.85
Third quarter     0.84         0.83          0.73          0.72
Fourth quarter    1.02         1.01          0.92          0.91
  Year           $3.61        $3.57         $3.11         $3.08

Item 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is (i) incorporated by reference in this Form 10-K Annual Report from pages 1 through 5, and 17 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 3, 2000, and (ii) included after Item 4 in Part I of this Form 10-K Annual Report.

Item 11.  EXECUTIVE COMPENSATION

Information on executive compensation is incorporated by reference in this Form 10-K Annual Report from pages 7 through 17 of the company's definitive proxy statement for the Annual
Meeting of Shareholders to be held on May 3, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information on security ownership of directors and nominees, directors and officers as a group and certain beneficial owners is incorporated by reference in this Form 10-K Annual Report on pages 4 and 5 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 3, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated by reference in this Form 10-K Annual Report from page 17 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 3, 2000.

                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1. and 2.    Financial statements and financial statement
                 schedules
                 The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 1, 2000, included as Exhibit 13 and the unaudited quarterly financial data included in Part II Item 8(b) are incorporated by reference in this Form 10-K Annual Report.
                 The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual
                 Report to Shareholders for 1999.

                 Separate financial statements for all 50 percent or less owned companies, accounted for by the equity method have been omitted because no individual entity constitutes a significant subsidiary.

(b)  Reports on Form 8-K
                  None

          3.     Exhibits
                 The exhibits listed on the accompanying index to exhibits are filed as part of this Form 10-K
                 Annual Report.


                     INGERSOLL-RAND COMPANY

                 INDEX TO FINANCIAL STATEMENTS
               AND FINANCIAL STATEMENT SCHEDULES
                     (Item 14 (a) 1 and 2)


                                                          Form
                                                          10-K
Consolidated Financial Statements:
  Report of independent accountants                          *
  Consolidated balance sheet at
    December 31, 1999 and 1998                               *
  For the years ended December 31, 1999, 1998
    and 1997:
    Consolidated statement of income                         *
    Consolidated statement of shareholders'
      equity                                                 *
    Consolidated statement of cash flows                     *
  Notes to consolidated financial statements                 *
Selected unaudited quarterly financial data                 **

Financial Statement Schedule:
  Report of independent accountants on
    financial statement schedule                    See below
  Consolidated schedule for the years ended
    December 31, 1999, 1998 and 1997:
    Schedule II -- Valuation and Qualifying
      Accounts                                      See below


*     See Exhibit 13 - Ingersoll-Rand Company Annual Report to
    Shareholders for 1999.

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



              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Ingersoll-Rand Company:

Our audits of the consolidated financial statements referred to in our report dated February 1, 2000, appearing in the 1999 Annual Report to Shareholders of Ingersoll-Rand Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/S/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
February 1, 2000



               CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-38367, No. 333-37019, and No. 333-34029) and to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-42133, No. 333-19445, No. 333-67257, No. 333-00829, and No. 33-35229) of
Ingersoll-Rand Company of our report dated February 1, 2000 relating to the financial statements, which appears in the 1999 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 1, 2000 relating to the financial statement schedule, which appears in this Form 10-K.



/S/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 29, 2000
                                                 SCHEDULE II



                     INGERSOLL-RAND COMPANY

               VALUATION AND QUALIFYING ACCOUNTS

      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                     (Amounts in millions)



                                 Additions
                                charged to
                    Balance at   costs and               Balance
                     beginning    expenses  Deductions    at end
Description            of year         (*)        (**)   of year

1999
Doubtful accounts      $ 35.4      $  8.7      $ 10.7     $ 33.4

1998
Doubtful accounts      $ 29.4      $ 10.5      $  4.5     $ 35.4

1997
Doubtful accounts      $ 29.8      $ 10.8      $ 11.2     $ 29.4


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

3 (iv) By-Laws of Ingersoll-Rand Company, as amended through
October 1, 1999.  Filed herewith.

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

4(iii) Purchase Contract Agreement dated as of March 23, 1998 between Ingersoll-Rand Company and The Bank of New York, as Purchase Contract Agent. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

4(iv) Pledge Agreement dated as of March 23, 1998 between
Ingersoll-Rand Company and The Chase Manhattan Bank, as
Collateral Agent, Custodial Agent and Securities Intermediary.
Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

4(v) Indenture dated as of March 23, 1998 between Ingersoll-Rand
Company and The Bank of New York, as trustee. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

4(vi) First Supplemental Indenture dated as of March 23, 1998 between Ingersoll-Rand Company and The Bank of New York, as trustee. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

4(vii) Amended and Restated Declaration of Trust for Ingersoll-Rand Financing I, a Delaware statutory business trust, dated March 23, 1998. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

4(viii) Guarantee Agreement dated as of March 23, 1998, between Ingersoll-Rand Company and The First National Bank of Chicago, as trustee. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

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

10 (iii) (c) Description of Bonus Arrangement for Executive Vice
Presidents of Ingersoll-Rand Company. Filed herewith.

10 (iii) (d) Description of Bonus Arrangement for Chairman,
President and Staff Officers. Incorporated by reference to Form
10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10 (iii) (e) Amended and Restated Form of Change of Control Agreement as of March 1, 1999 with Chairman of Ingersoll-Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

10 (iii) (f) Amended and Restated Form of Change of Control Agreement as of March 1, 1999, with selected executive officers other than Chairman of Ingersoll-Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

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

10 (iii) (j) Incentive Stock Plan of 1990 of Ingersoll-Rand
Company.  Incorporated by reference to Form 10-K of Ingersoll-
Rand Company for the year ended December 31, 1993, filed March
30, 1994.

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

10 (iii) (n) Incentive Stock Plan of 1995 of Ingersoll-Rand Company. Incorporated by reference to the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement dated March 15, 1995. See Appendix A of the Proxy Statement dated March 15, 1995.

10 (iii) (o) Senior Executive Performance Plan. Incorporated by reference to the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement dated March 15, 1995. See Appendix B of the
Proxy Statement dated March 15, 1995.

10 (iii) (p) Amended and Restated Elected Officers Supplemental
Plan. Incorporated by reference to Form 10-K of Ingersoll-Rand
Company for the year ended December 31, 1998, filed March 30,
1999.

10 (iii) (q) Selected Executive Officer Employment Agreement.
Incorporated by reference to Form 10-K of Ingersoll-Rand
Company for the year ended December 31, 1995, filed
March 29, 1996.

10 (iii) (r) Executive Deferred Compensation and Stock Award
Plan.  Incorporated by reference to Form 10-K for the year ended
December 31, 1996, filed March 26, 1997.

10 (iii) (s) Chief Financial Officer Employment Agreement.
Incorporated by reference to Form 10-K for the year ended
December 31, 1997, filed March 6, 1998.

10 (iii) (t) Incentive Stock Plan of 1998 of Ingersoll-Rand
Company. Incorporated by reference to Appendix A to the Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated
March 17, 1998.

10 (iii) (u) Composite Employment Agreement with Chief Executive
Officer. Filed herewith.

11 Computation of Earnings Per Share.  Filed herewith.

12 Computations of Ratios of Earnings to Fixed Charges.
Filed herewith.

13 Ingersoll-Rand Company Annual Report to Shareholders for 1999. Not deemed to be filed as part of this report except to the extent incorporated by reference. Filed herewith.

21 List of Subsidiaries of Ingersoll-Rand Company.
Filed herewith.

27 Financial Data Schedule.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INGERSOLL-RAND COMPANY
                                                  (Registrant)

                                   By   /S/ David W. Devonshire


                                   Date    March  30,  2000


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                 Date

                            President,Chief
                           Executive Officer
                         and Director (Principal
/S/ Herbert L. Henkel      Executive Officer)     March  30, 2000
 (Herbert L. Henkel)

                            Executive Vice
                         President,Chief Financial
                           Officer (Principal
/S/ David W. Devonshire     Financial Officer)    March  30, 2000
 (David W. Devonshire)

                          Vice President and
                         Controller (Principal
/S/ Steven R. Shawley     Accounting Officer)     March  30, 2000
(Steven R. Shawley)


/S/ James E. Perrella     Chairman and Director   March  30, 2000
 (James E. Perrella)


/S/ Joseph P. Flannery          Director          March  30, 2000
(Joseph P. Flannery)


/S/ Peter C. Godsoe             Director          March  30, 2000
 (Peter C. Godsoe)


/S/ Constance J. Horner         Director          March  30, 2000
 (Constance J. Horner)


/S/ H. William Lichtenberger    Director          March  30, 2000
(H. William Lichtenberger)


/S/ Theodore E. Martin          Director          March  30, 2000
 (Theodore E. Martin)


/S/ Orin R. Smith               Director          March  30, 2000
(Orin R. Smith)


/S/ Richard J. Swift            Director          March  30, 2000
(Richard J. Swift)


/S/ Tony L. White               Director          March  30, 2000
 (Tony L. White)