Form 10-Q
period 2000-03-31
INGERSOLL RAND CO
filed 2000-05-05
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2000

                                    or

    X    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding as of April 30, 2000 was 161,856,233.


                          INGERSOLL-RAND COMPANY

                                FORM 10-Q


                                  INDEX

PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at March 31,
         2000 and December 31, 1999

         Condensed Consolidated Income Statement for the three months ended March 31, 2000 and 1999

         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K




SIGNATURES

                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                                 March 31,   December 31,
                                                      2000           1999
Current assets:
 Cash and cash equivalents                        $   86.0       $  222.9
 Accounts and notes receivable, net of
   allowance for doubtful accounts                 1,179.3          988.5
 Inventories                                         835.0          742.1
 Prepaid expenses and deferred income taxes          134.1          115.1
 Assets held for sale                              1,281.1          799.7
       Total current assets                        3,515.5        2,868.3
Investments in and advances with
 Partially owned equity affiliates                   160.7          198.2

Property, plant and equipment, at cost             2,100.1        2,084.9
 Less - accumulated depreciation                     865.2          844.7
   Net property, plant and equipment               1,234.9        1,240.2
Intangible assets, net                             3,714.6        3,726.3
Deferred income taxes                                151.3          158.0
Other assets                                         236.6          209.2
      Total assets                                $9,013.6       $8,400.2

                          LIABILITIES AND EQUITY
Current liabilities:
 Accounts payable and accruals                    $1,334.1       $1,224.4
 Loans payable                                       910.7          495.5
 Income taxes                                         63.1           19.0
      Total current liabilities                    2,307.9        1,738.9

Long-term debt                                     2,113.3        2,113.3
Postemployment liabilities                           804.6          805.0
Minority interests                                    95.8           95.7
Other liabilities                                    161.0          161.8
                                                   5,482.6        4,914.7
Company obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the Company            402.5          402.5
Shareholders' equity:
 Common stock                                        342.5          342.3
 Other shareholders' equity                        2,980.8        2,917.7
 Accumulated other comprehensive income             (194.8)        (177.0)
      Total shareholders' equity                   3,128.5        3,083.0
      Total liabilities and equity                $9,013.6       $8,400.2

See accompanying notes to condensed consolidated financial statements.


                          INGERSOLL-RAND COMPANY
                 CONDENSED CONSOLIDATED INCOME STATEMENT
                  (in millions except per share figures)


                                           Three Months Ended March 31,

                                                     2000          1999

   Net sales                                     $1,976.7      $1,891.1
   Cost of goods sold                             1,437.9       1,390.2
   Administrative, selling and service
     engineering expenses                           269.5         262.3
   Operating income                                 269.3         238.6
   Interest expense                                 (48.2)        (52.5)
   Other income (expense), net                        2.9          (3.1)
   Minority interests                                (7.5)         (6.3)
   Earnings before income taxes                     216.5         176.7
   Provision for income taxes                        76.9          62.7
   Earnings from continuing operations              139.6         114.0
   Discontinued operations (net of tax)              (3.6)          7.1

   Net earnings                                  $  136.0      $  121.1

   Basic earnings per share:
     Continuing operations                       $   0.86      $   0.70
     Discontinued operations                        (0.02)         0.04
                                                 $   0.84      $   0.74
   Diluted earnings per share:
     Continuing operations                       $   0.85      $   0.69
     Discontinued operations                        (0.02)        (0.04)
                                                 $   0.83      $   0.73

   Dividends per share                           $   0.17      $   0.15


   See accompanying notes to condensed consolidated financial statements.

                          INGERSOLL-RAND COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in millions)
                                                     Three Months Ended
                                                          March 31,
                                                      2000         1999
Cash flows from operating activities:
  Income from continuing operations                $ 139.6      $ 114.0
  Adjustments to arrive at net cash
    provided by operating activities:
  Depreciation and amortization                       69.0         73.1
  Changes in other assets and liabilities, net      (175.6)      (122.2)
  Other, net                                           8.1         14.2
Net cash provided by operating activities             41.1         79.1

Cash flows from investing activities:
  Capital expenditures                               (45.8)       (43.0)
  Acquisitions, net of cash                         (576.3)      (159.7)
  Proceeds from business dispositions                 79.7           -
  Other, net                                          20.0          5.9
Net cash used in investing activities               (522.4)      (196.8)

Cash flows from financing activities:
  Net change in debt                                 414.5        140.1
  Purchase of treasury stock                         (62.3)       (20.1)
  Dividends paid                                     (27.7)       (24.7)
  Proceeds from exercise of stock options              2.0         22.0
Net cash provided by financing activities            326.5        117.3

Net cash provided by (used in) discontinued
  operations                                          20.4        (1.6)
Effect of exchange rate changes on cash and
and cash equivalents                                  (2.5)        3.9
Net (decrease)/increase in cash and cash
  equivalents                                       (136.9)        1.9
Cash and cash equivalents - beginning of period      222.9        43.5
Cash and cash equivalents - end of period          $  86.0     $  45.4


See accompanying notes to condensed consolidated financial statements.


                     INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three months ended March 31, 2000, and 1999.

Note 2 - On February 2, 2000, the company completed the purchase of Dresser-Rand Company (D-R) by acquiring the joint venture partner's 51% share for a net purchase price of approximately $536 million in cash. As previously announced, the company intends to divest of D-R as soon as possible.

         On February 7, 2000, the company acquired for approximately $19 million in cash the stock of Sambron
         S.A. (Sambron). Sambron, based in France, manufactures and distributes a range of telescopic material handlers.

         On February 28, 2000, the company acquired for approximately $20 million in cash a 70% interest in Zexel Cold Systems (Zexel). Zexel, based in Japan, manufactures bus air-conditioning equipment and refrigeration units for small trucks.

Note 3 - On February 4, 2000, the company sold Corona Clipper for approximately $43 million. Corona Clipper manufactures hand tools for pruning and harvesting. Corona Clipper was acquired March 1999 with the Harrow Industries Inc. acquisition. No gain on this transaction was recorded as proceeds in excess of the net assets sold reduced goodwill.

         On February 9, 2000, the company agreed to sell
         Ingersoll-Dresser Pump Company (IDP) to Flowserve
         Corporation for $775 million in cash. The transaction is subject to regulatory approval and is expected to close during the second quarter of 2000.

         On February 25, 2000, the company sold its interests in three joint ventures related to the manufacture of full steering-column assemblies to its partner, NSK Limited and affiliates, for approximately $37 million in cash.

Note 4 - Net assets of IDP and D-R are shown as "Assets held for sale" on the consolidated balance sheet and their results have been included as "Discontinued operations (net of tax)" on the consolidated income statement. The 1999 first quarter has been restated.

Note 5 - Inventories of domestic manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                        March 31,     December 31,
                                             2000             1999

        Raw materials and supplies       $  170.8         $  161.7
        Work-in-process                     213.0            191.7
        Finished goods                      596.6            532.9
                                            980.4            886.3
        Less - LIFO reserve                 145.4            144.2
           Total                         $  835.0         $  742.1

Note 6 -Basic earnings per share is based on the weighted average number of common shares outstanding of 162.0 million and 163.6 million for the first three months of 2000 and 1999, respectively. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as potentially dilutive common shares, which in the company's case comprise shares issuable under stock benefit plans (1.3 million and 1.8 million for the first three months of 2000 and 1999, respectively).

Note 7 -The components of comprehensive income are as follows
        (in millions):

        For the three months ended March 31,    2000        1999

        Net earnings                        $  136.0    $  121.1
        Other comprehensive income -
        foreign currency equity adjustment     (17.8)      (31.2)
        Comprehensive income                $  118.2    $   89.9

Note 8 -During the first quarter of 2000, the company realigned its business to reflect its change to a market-focused organization. A summary of operations by reportable segment is as follows:

                           For the three months ended March 31,
                                                2000       1999
        Sales

           Climate Control                  $  320.4   $  290.8
           Industrial Productivity             741.4      761.7
           Infrastructure Development          581.4      548.2
           Security and Safety                 333.5      290.4
             Total                          $1,976.7   $1,891.1

           Operating Income

           Climate Control                  $   38.7   $   37.9
           Industrial Productivity              88.6       72.9
           Infrastructure Development           96.9       88.9
           Security and Safety                  62.9       53.9
           Unallocated corporate expense       (17.8)     (15.0)
             Total                          $  269.3   $  238.6

        No significant changes in assets by geographic area have occurred since December 31, 1999.


                      INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

The company's results for the first quarter of the year established a new record. Sales approximated $2.0 billion, operating income was $269.3 million and earnings from continuing operations reached $139.6 million ($0.85 diluted earnings per share). For the first quarter of 1999, the company reported sales of $1.9 billion, operating income of $238.6 million and earnings from continuing operations of $114.0 million ($0.69 diluted earnings per share).

A comparison of key income statement amounts between the quarters, is as follows:

o    Net sales for the first three months of 2000 approximated
     $2.0 billion, an increase of 4.5% over last year's first quarter.

o The ratio of cost of goods sold to sales for the first quarter of 2000 improved to 72.7% compared to the 1999 first quarter ratio of 73.5%. The improvement is attributable to the benefits of cost reduction, efficiency and strategic sourcing programs.

o The ratio of administrative, selling and service engineering expenses to sales was 13.6% for the first three months of 2000, as compared to 13.9% for the first quarter of 1999. The quarterly improvement is attributed to continued success of the cost-containment programs.

o Operating income for the first quarter of 2000 totalled $269.3 million, an increase of $30.7 million (or 12.9%) over the $238.6 million reported for last year's first quarter. The ratio of operating income to sales in 2000 was 13.6%, as compared to 12.6% for the first three months of the prior year.

o Other income (expense), net, aggregated $2.9 million of income for the three months ended March 31, 2000, as compared to $3.1 million of expense in the first quarter of 1999. This favorable change is attributed to the gain on the sale of three joint ventures and higher earnings from partially-owned affiliates in the first quarter of 2000.

o Minority interest increased from the first quarter of 1999 as a result of higher earnings from consolidated jointly-owned entities in which the company has a majority ownership.
     Charges associated with the company's equity-linked securities were comparable.

o Interest expense for the first quarter of 2000 was $48.2 million, which was $4.3 million below last year's first quarter due to lower average debt balances compared to 1999. Additional interest expense from the debt required to purchase IDP and D-R was classified as a component of discontinued operations and was not included in interest expense.

o The company's effective tax rate for the first quarter of both years was 35.5%.

o Discontinued operations (net of tax) for 2000 resulted in a loss of $3.6 million compared with income of $7.1 million in 1999. Included in the 2000 results were all of IDP results and 100% of D-R since February 2, 2000 and interest expense from the debt required to purchase IDP and D-R. The first quarter of 1999 includes 51% of IDP's earnings and 49% of D-R.

The consolidated results for the first quarter of the year benefited from the combination of business improvements in a number of the company's domestic and foreign markets and a continued emphasis on the company's productivity-improvement programs. Incoming orders for the first quarter of the year totalled $2.1 billion, which is higher than last year's first quarter total of $2.0 billion. The company's backlog of orders at March 31, 2000, believed by it to be firm, was $1.1 billion, which was approximately 15% higher than the backlog at December 31, 1999. The company estimates that approximately 90% of the backlog will be shipped during the next twelve months.

Liquidity and Capital Resources

The company's working capital increased by $78.2 million to $1,207.6 million at March 31, 2000, from the December 31, 1999 balance of $1,129.4 million. The current ratio was 1.5 and 1.6 at the end of the first quarter and at the end of 1999, respectively. The company's debt-to-total capital ratio at March 31, 2000 was 45%, compared with 42% reported at December 31, 1999. This increase is attributable to the February 2, 2000 purchase of the remaining 51% of D-R.

The company's cash and cash equivalents totalled $86.0
million at March 31, 2000 down significantly from the $222.9 million at December 31, 1999, primarily due to the D-R transaction. Cash flows from operating activities provided $41.1 million, investing activities used $522.4 million and financing activities provided $326.5 million.

Receivables totalled $1.2 billion at March 31, 2000, which represents a $190.8 million increase over the amount reported at December 31, 1999. The increase was attributed to the timing of strong first quarter sales and acquisition activity.

Inventories totalled $835.0 million at March 31, 2000, which represents an increase of $92.9 million from the year-end balance of $742.1 million. This change represents the building of inventory to fulfill orders in the second and third quarters, and acquisition activity.

Assets held for sale were $1,281.1 million at March 31, 2000, an increase of $481.4 million. This account increased by approximately $536 million due to the February 2, 2000 purchase of the remainder of D-R, and decreased due to the sale of Corona
Clipper.

Intangible assets decreased by approximately $11.7 million during the first three months of 2000. Amortization expense for the quarter was $27.9 million. The remaining change was attributable to acquisitions and foreign currency translation.

Loans payable were $910.7 million in the first quarter of 2000 compared to $495.5 million in 1999. The increased borrowing was attributed mainly to the funding of the acquisition of the remaining ownership of D-R on February 2, 2000.

During the first three months of 2000, foreign currency translation adjustments resulted in a net decrease of $17.8 million in shareowners' equity, caused by the strengthening of the U.S. dollar against European currencies.

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

Acquisitions

On February 7, 2000, the company acquired for approximately
$19 million in cash the stock of Sambron S.A. (Sambron).
Sambron, based in France, manufactures and distributes a range of telescopic material handlers that extend the Bobcatr and Ingersoll-Randr compact equipment lines in Europe. Sambron's results have been reported as part of the Infrastructure
Development Sector since acquisition.

On February 28, 2000 the company acquired for approximately
$20 million in cash a 70% interest in Zexel Cold Systems, (Zexel). Zexel, based in Japan, manufactures bus air-conditioning equipment and refrigeration units for small trucks. Zexel's results have been reported as part of the Climate Control Sector since acquisition.

Dispositions

In December 1999, the company sold substantially all of net assets of the Automation Division.

On February 4, 2000 the company sold Corona Clipper for approximately $43 million. Corona Clipper is a manufacturer of hand tools for pruning and harvesting. Corona Clipper was acquired March 1999 with the Harrow Industries, Inc. acquisition.

On February 25, 2000 the company sold its interest in three joint ventures related to the manufacture of full steering-column assemblies to its partner, NSK Limited and affiliates, for approximately $37 million in cash and recorded the gain in "other income (expense), net". The transaction involved the sale of the company's 50% interest in NASTECH, based in Bennington, Vermont; the company's 50% interest in NASTECH Europe Ltd., based in Coventry, England; and its 25% interest in Siam NASTECH Company Ltd., based in Bangkok, Thailand.

Discontinued Operations

On August 12, 1999, the company announced its intention to dispose of its interest in D-R, a joint venture involved in the reciprocating compressor and turbo machinery business, and IDP, a joint venture involved in the engineered pump business. On October 5, 1999, the joint venture partner, as permitted under the joint venture agreements, elected to sell its share of the joint ventures to the company. Effective December 31, 1999, the company completed the purchase of IDP by acquiring the joint venture partner's 49% share for a net purchase price of $377.0 million. A note for the full purchase price was issued to the joint venture partner and was redeemed on January 14, 2000. The company subsequently financed this obligation using cash and cash equivalents, and short-term debt. On February 2, 2000, the company completed the purchase of D-R by acquiring the joint venture partner's 51% share for a net purchase price of approximately $536 million in cash. On February 9, 2000, the company agreed to sell its IDP unit to Flowserve Corporation for $775 million in cash. This transaction is subject to regulatory approval and is expected to close during the second quarter of 2000. The sale of D-R is anticipated to occur in the third quarter of 2000. The net assets of IDP and D-R have been reported as assets held for sale in the accompanying financial statements, and prior periods have been restated to reflect these businesses as discontinued operations. Historically, IDP had been reported as part of the former Engineered Products Segment, while D-R had been reported in other income (expense), net.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will become effective beginning January 1, 2001. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives will be recognized in earnings or other comprehensive income, depending on the designated purpose of the derivative. The company is currently evaluating the impact of adopting the standard and will comply as required.

First-quarter Business Segment Review

During the first quarter, the company realigned its businesses to reflect its change to a market-focused organization.

The Climate Control Sector includes Thermo King transport temperature control equipment. The sector's first quarter revenues totaled $320.4 million, an increase of 10% compared to last year, reflecting improved results for the North American trailer and the worldwide container businesses. Operating earnings increased by 2% to $38.7 million. Operating margins declined primarily because of unfavorable currency movements.

The Industrial Productivity Sector is composed of a group of businesses focused on providing solutions for customers to enhance industrial efficiency. First-quarter revenues on a comparable basis increased approximately 1%. Revenues of $741.4 million declined slightly, compared to last year's revenues of $761.7 million. Operating earnings increased by 22% to $88.6 million. All businesses in the sector reported improved operating margins. The Industrial Productivity Sector consists of three segments:

        O Air Solutions, which provides equipment and services for compressed air systems, had revenues in the first quarter of $188.9 million, an improvement of 9% compared to 1999. Earnings improved by 18% to $19.8 million, reflecting ongoing cost-reduction and efficiency programs.

        O Bearings and Components provides motion control technologies to the automotive and industrial markets. Revenues for the quarter declined by 7% to $304.8 million, as lower revenues for industrial bearings and automotive components, related to the loss of the camshaft business in 1999, more than offset gains made in automotive bearings. Earnings and margins improved because of better product mix and ongoing cost and expense reduction activities.

        O Industrial Products includes Club Car golf cars and utility vehicles; tools; and related industrial production equipment. Reported revenues of $247.7 million in the first quarter declined by 5%, compared to the first quarter of 1999, reflecting the absence of revenues related to the sale of the Automation Division, which had been part of the Industrial Products businesses. First-quarter revenues on a comparable basis increased by 7%. Club Car revenues improved by more than 10% and tool revenues improved slightly. Operating earnings of $36.2 million increased by 33% because of improved volume for continuing businesses, cost reduction activities, and the absence of the Automation Division.

The Infrastructure Development Sector includes Bobcat compact equipment; road pavers and compactors; portable power products; and drilling equipment. This sector's revenues totaled $581.4 million, an increase of 6% over last year's first-quarter. Operating earnings of $96.9 million increased by 9% and the operating margin was 16.7% of sales. Revenues of Bobcat and U.S. paving equipment increased by approximately 10%, while portable power and drill revenues increased modestly. Operating earnings increased in all the businesses because of higher revenues and ongoing productivity actions.

The Security and Safety Sector includes architectural hardware products and electronic access-control technologies. For this sector, revenues increased by 15% to $333.5 million, compared to the prior year. The first quarter of 2000 benefited from the results of Harrow Industries, Inc., acquired on March 31, 1999. Operating earnings increased by 17% to $62.9 million. Revenues and earnings were strong in both residential and commercial markets during the quarter.

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

            27                    Financial Data Schedule

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


                      INGERSOLL-RAND COMPANY
                           (Registrant)






Date    May 5, 2000             /S/ D. W. Devonshire
                               D. W. Devonshire, Executive Vice
                               President & Chief Financial Officer

                               Principal Financial Officer


Date    May 5, 2000             /S/ S. R. Shawley
                               S. R. Shawley, Vice President and
                               Controller

                               Principal Accounting Officer