Form 10-Q
period 2000-06-30
INGERSOLL RAND CO
filed 2000-08-14
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2000
                                    or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
        For the transition period from         to  _______


                      Commission File Number 1-985


                           INGERSOLL-RAND COMPANY
           Exact name of registrant as specified in its charter


       New Jersey                                 13-5156640
 State of incorporation                I.R.S. Employer Identification No.


       Woodcliff Lake, New Jersey                  07677
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

The number of shares of common stock outstanding as of July 31, 2000 was 161,106,803.


                          INGERSOLL-RAND COMPANY
                                FORM 10-Q
                                  INDEX



PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at June 30, 2000 and December 31, 1999

         Condensed Consolidated Income Statement for the three and six months ended June 30, 2000 and 1999

         Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6 - Exhibits and Reports on Form 8-K


SIGNATURES


                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                                  June 30,  December 31,
                                                      2000          1999
Current assets:
 Cash and cash equivalents                       $    80.4      $  222.9
 Marketable securities                                 7.4           0.5
 Accounts and notes receivable, net of
   allowance for doubtful accounts                 1,530.1         988.5
 Inventories                                         947.2         742.1
 Prepaid expenses and deferred income taxes          210.8         114.6
 Assets held for sale                              1,293.3         799.7
      Total current assets                         4,069.2       2,868.3
Investments in and advances with
 partially-owned equity affiliates                   165.7         198.2

Property, plant and equipment, at cost             2,311.7       2,084.9
 Less - accumulated depreciation                     880.2         844.7
   Net property, plant and equipment               1,431.5       1,240.2
Intangible assets, net                             5,127.5       3,726.3
Deferred income taxes                                114.0         158.0
Other assets                                         270.7         209.2
      Total assets                               $11,178.6      $8,400.2

                          LIABILITIES AND EQUITY
Current liabilities:
 Accounts payable and accruals                    $1,464.0      $1,224.4
 Loans payable                                     3,242.4         495.5
 Income taxes                                         59.9          19.0
      Total current liabilities                    4,766.3       1,738.9

Long-term debt                                     1,675.7       2,113.3
Postemployment liabilities                           804.0         805.0
Minority interests                                   111.0          95.7
Other liabilities                                    186.0         161.8
                                                   7,543.0       4,914.7
Company obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the Company            402.5         402.5

Shareholders' equity:
 Common stock                                        343.0         342.3
 Other shareholders' equity                        3,125.7       2,917.7
 Accumulated other comprehensive income             (235.6)       (177.0)
      Total shareholders' equity                   3,233.1       3,083.0
      Total liabilities and equity               $11,178.6      $8,400.2

See accompanying notes to condensed consolidated financial statements.

                                      INGERSOLL-RAND COMPANY
                             CONDENSED CONSOLIDATED INCOME STATEMENT
                              (in millions except per share figures)

                                           Three months ended             Six months ended
                                                June 30,                       June 30,
                                           2000           1999          2000            1999
Net sales                              $2,185.8       $2,042.0      $4,162.5        $3,933.1
Cost of goods sold                      1,567.7        1,468.4       3,005.6         2,858.6
Administrative, selling and service
  engineering expenses                    269.6          268.8         539.1           531.1
Operating income                          348.5          304.8         617.8           543.4
Interest expense                          (55.3)         (53.1)       (103.5)         (105.6)
Other income (expense), net                (4.0)          (2.2)         (1.2)           (5.5)
Minority interests                        (12.7)          (7.3)        (20.1)          (13.4)
Earnings before income taxes              276.5          242.2         493.0           418.9
Provision for income taxes                 93.1           86.0         170.0           148.7
Earnings from continuing operations       183.4          156.2         323.0           270.2
Discontinued operations, (net of tax)      (8.0)          10.3         (11.6)           17.4
Net earnings                           $  175.4       $  166.5      $  311.4        $  287.6

Basic earnings per common share
  Continuing operations                $   1.14       $   0.95      $   2.00        $   1.65
  Discontinued operations                 (0.05)          0.06         (0.07)           0.10
                                       $   1.09       $   1.01      $   1.93        $   1.75
Diluted earnings per common share
  Continuing operations                $   1.13       $   0.93      $   1.98        $   1.63
  Discontinued operations                 (0.05)          0.06         (0.07)           0.10
                                       $   1.08       $   0.99      $   1.91        $   1.73

Dividends per share                    $   0.17       $   0.15      $   0.34        $   0.30

See accompanying notes to condensed consolidated financial statements.

                          INGERSOLL-RAND COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)
                                                   Six months ended
                                                        June 30,
                                                   2000         1999
Cash flows from operating activities:
  Income from continuing operations            $  323.0      $ 270.2
  Adjustments to arrive at net cash
    provided by operating activities:
  Depreciation and amortization                   135.3        137.8
  Changes in other assets and liabilities, net   (336.5)      (172.9)
  Other, net                                       24.3         36.7
Net cash provided by operating activities         146.1        271.8

Cash flows from investing activities:
  Capital expenditures                            (74.6)       (84.7)
  Acquisitions, net of cash                    (2,286.8)      (159.8)
  Proceeds from business dispositions              79.7           -
  Other, net                                       23.2         14.4
 Net cash used in investing activities         (2,258.5)      (230.1)

Cash flows from financing activities:
  Increase/(decrease) in short-term borrowings  2,098.8        (16.5)
  Proceeds from long-term debt                      1.0         21.0
     Payments of long-term debt                    (5.7)        (0.9)
  Net change in debt                            2,094.1          3.6
  Purchase of treasury stock                      (77.8)       (82.0)
  Dividends paid                                  (55.2)       (49.5)
  Proceeds from exercise of stock options           5.7         66.6
Net cash provided/(used) in financing
  activities                                    1,966.8        (61.3)

Net cash provided by discontinued operations        8.4         38.0
Effect of exchange rate changes on cash and
  cash equivalents                                 (5.3)        (5.1)
Net (decrease)/increase in cash and cash
  equivalents                                    (142.5)        13.3
Cash and cash equivalents - beginning of period   222.9         43.5
Cash and cash equivalents - end of period      $   80.4      $  56.8


See accompanying notes to condensed consolidated financial statements.

                       INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and six months ended June 30, 2000 and 1999.

Note 2 - On February 2, 2000, the company completed the purchase of Dresser-Rand Company (D-R) by acquiring the joint venture partner's 51% share for a net purchase price of approximately $543 million in cash. As previously announced, the company intends to divest of D-R as soon as possible. (See Note 10 to the Condensed Consolidated Financial Statements).

         On February 7, 2000, the company acquired for approximately $19 million in cash the stock of Sambron S.A. (Sambron).
         Sambron, based in France, manufactures and distributes a range of telescopic material handlers.

         On February 28, 2000, the company acquired for approximately $23 million in cash a 70% interest in Zexel Cold Systems (Zexel). Zexel, based in Japan, manufactures bus air-conditioning equipment and refrigeration units for small trucks.

Note 3 - On June 14, 2000, IR Merger Corporation, a wholly owned subsidiary of the company, acquired in excess of 93% of the outstanding shares of Hussmann International, Inc. (Hussmann), for a cash price of $29 per share pursuant to a May 16, 2000 tender offer. Hussmann's business is the design, production, installation and service of merchandising and refrigeration systems for the global food industry. Hussmann is based in Bridgeton, Missouri, and reported consolidated sales of $1.3 billion for the year ended December 31, 1999. On June 16, 2000, the company completed the merger of IR Merger Corporation with Hussmann. Upon consummation of the merger, Hussmann became a wholly owned subsidiary of the company and the shareholders of Hussmann who did not tender their shares became entitled to receive $29 per share in cash. The total purchase price for Hussmann was approximately $1.7 billion after taking into account amounts paid for outstanding stock options, employee contracts and various other transaction costs.

         The acquisition has been accounted for as a purchase. The purchase price was preliminarily allocated to the acquired assets and liabilities based on their estimated fair values and the allocation is subject to final adjustment. The company has classified as goodwill, the costs in excess of the fair value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over forty years. Intangible assets also represent costs allocated to patents and trademarks and other specifically identifiable assets arising from the acquisition. These assets are being amortized over their estimated useful lives.

         The results of Hussmann's operations have been included in the consolidated financial statements from the acquisition date. The following unaudited pro forma consolidated results for the six months ended June 30, 2000 and 1999 reflect the acquisition as though it occurred at the beginning of the respective periods after adjustments for interest on acquisition debt, depreciation and amortization of assets, including goodwill, which reflect the preliminary purchase price allocations (in millions, except per share amounts):

         For the six months ended June 30,         2000      1999

         Sales                                 $4,681.7  $4,567.6
         Net earnings                             283.5     248.5

         Basic earnings per common share
            Continuing operations                $ 1.83    $ 1.41
            Discontinued operations               (0.07)     0.10
                                                 $ 1.76    $ 1.51
         Diluted earnings per common share
            Continuing operations                $ 1.81    $ 1.39
            Discontinued operations               (0.07)     0.10
                                                 $ 1.74    $ 1.49

         The above pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the respective periods. Further, the pro forma results are not intended to be a projection of future results of the combined companies. Historically, Hussmann's operating profits tend to be more heavily concentrated during the second half of the year.

Note 4 - On February 4, 2000, the company sold the Corona Clipper business for approximately $43 million. Corona Clipper manufactures hand tools for pruning and harvesting. Corona Clipper was acquired on March 30, 1999 with the Harrow Industries, Inc. acquisition. No gain on this transaction was recorded as proceeds in excess of the net assets sold reduced goodwill.

         On August 8, 2000, the company sold Ingersoll-Dresser Pump Company (IDP) to Flowserve Corporation for $775 million.
         The company realized a pretax accounting gain of approximately $200 million.

         On February 25, 2000, the company sold its interests in three joint ventures related to the manufacture of full steering-column assemblies to its partner, NSK Limited and affiliates, for approximately $37 million in cash.

Note 5 - Net assets of IDP and D-R are included in "Assets held for sale" on the condensed consolidated balance sheet and their results have been reported as "Discontinued operations (net of tax)" on the condensed consolidated income statement. The 1999 second quarter and year-to-date results have been restated to reflect the discontinued operations.

Note 6 - Inventories of domestically manufactured standard products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out
         (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                         June 30,     December 31,
                                             2000             1999
        Raw materials and supplies        $ 262.4          $ 161.7
        Work-in-process                     203.5            191.7
        Finished goods                      627.8            532.9
                                          1,093.7            886.3
        Less - LIFO reserve                 146.5            144.2
           Total                          $ 947.2          $ 742.1


Note 7 - Information on basic and diluted earnings per share is as follows (in millions):

                                Three months ended      Six months ended
                                      June 30,               June 30,
                                  2000        1999      2000        1999

Average number of basic
  shares                         161.5       164.5     161.7       164.1
Shares issuable assuming
 exercise under incentive
 stock plans                       1.3         2.5       1.4         2.0
Shares issuable in connection
  with equity-linked
  securities                       --          0.7       --          --
Average number of diluted
  shares                         162.8       167.7     163.1       166.1


   Note 8 - The components of comprehensive income are as follows (in millions):
                                Three months ended      Six months ended
                                      June 30,               June 30,
                                  2000        1999      2000        1999

Net earnings                    $175.4      $166.5    $311.4      $287.6
  Other comprehensive income -
    foreign currency equity
    adjustment                   (40.8)      (19.9)    (58.6)      (51.1)
Comprehensive income            $134.6      $146.6    $252.8      $236.5


   Note 9 - During the first quarter of 2000, the company realigned its business to reflect its change to a market-focused organization.
   A summary of operations by reportable segment is as follows:


                                 Three months ended      Six months ended
                                       June 30,               June 30,
                                 2000         1999      2000        1999
   Sales
   Climate Control           $  394.0     $  313.3  $  714.4    $  604.1
   Industrial Productivity
     Air Solutions              209.3        185.7     398.2       359.4
     Bearings and Components    312.7        318.0     617.5       645.4
     Industrial Products        269.9        266.3     517.6       526.9
                                791.9        770.0   1,533.3     1,531.7
    Infrastructure Development  646.3        636.9   1,227.7     1,185.1
    Security and Safety         353.6        321.8     687.1       612.2
      Total                  $2,185.8     $2,042.0  $4,162.5    $3,933.1


    Operating income
    Climate Control            $ 48.8       $ 47.9    $ 87.5      $ 85.8
    Industrial Productivity
        Air Solutions            25.5         20.3      45.3        37.1
        Bearings and Components  50.2         37.1      82.8        66.0
        Industrial Products      39.9         36.7      76.1        63.9
                                115.6         94.1     204.2       167.0
    Infrastructure Development  126.0        120.5     222.9       209.4
    Security and Safety          75.3         56.4     138.2       110.3
    Unallocated corporate
      expense                   (17.2)       (14.1)    (35.0)      (29.1)
        Total                  $348.5       $304.8    $617.8      $543.4

        No significant changes in assets by geographic area have occurred since December 31, 1999.

   Note 10 - On July 12, 2000, the company agreed to sell the reciprocating gas compressor packaging and rental business of its D-R unit to Hanover Compressor Company (Hanover) for $190 million, $95 million of which will be in cash with the balance in Hanover common stock. The company expects to hold the Hanover stock for a minimum of five months after the closing. The transaction is subject to regulatory approval and is expected to close during the third quarter of 2000.

   On June 27, 2000, the company announced that it had agreed to acquire Interflex Datensysteme GmbH (Interflex). Interflex, based in Germany, provides integrated products and services for electronic access control, time and attendance recording, personnel scheduling and industrial data management. The transaction closed on August 7, 2000.


                       INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

The company's results for the second quarter of the year established a new record. Sales approximated $2.2 billion, operating income was $348.5 million and earnings from continuing operations reached $183.4 million ($1.13 diluted earnings per share). For the second quarter of 1999, the company's sales were approximately $2.0 billion, with operating income of $304.8 million and earnings from continuing operations of $156.2 million ($0.93 diluted earnings per share).

A comparison of key income statement amounts between the quarters, is as follows:

o Net sales for the three months ended June 30, 2000 approximated $2.2 billion, an increase of 7.0% over last year's second quarter.

o The ratio of cost of goods sold to sales for the second quarter of 2000 improved slightly to 71.7% compared to last year's second quarter ratio of 71.9%. The improvement is attributable to the benefits of cost reduction, efficiency and sourcing programs which more than offset the negative effects of currency on the cost ratio.

o The ratio of administrative, selling and service engineering expenses to sales was 12.3% for the second quarter of the year, as compared to 13.2% for the comparable 1999 quarter. The quarterly improvement is attributed to continued success of the company's cost-containment programs.

o    Operating income for the three months ended June 30, 2000
     totalled $348.5 million, an increase of $43.6 million (or 14.3%) over the $304.8 million reported for 1999's second quarter. The ratio of operating income to sales in 2000 was 15.9%, as compared to 14.9% for the second quarter of the prior year.

o Other income (expense), net, aggregated $4.0 million of net expense for the second quarter, as compared to $2.2 million of net expense for the three months ended June 30, 1999. This additional net expense is primarily attributed to a reduction in income from foreign currency activity during the comparable periods.

o Minority interest increased from the second quarter of 1999 as a result of higher earnings from consolidated jointly-owned entities in which the company has a majority ownership. Charges associated with the company's equity-linked securities were comparable during both quarters.

o Interest expense from continuing operations for the second quarter of 2000 was $55.3 million, which includes $5.2 million associated with debt issued to acquire Hussmann International, Inc. (Hussmann). Excluding Hussmann-related interest expense, interest expense for the second quarter of 2000 was $3.0 million below last year's level. The decrease is attributable to lower average debt balances during the comparable periods. Additional interest expense from the debt required to purchase IDP and D-R has been classified as a component of discontinued operations and was not included in interest expense.

o The company's effective tax rate for the second quarter of the year was 33.7% as compared to 35.5% for the three months ended June 30, 1999. The effective tax rate in the second quarter of 2000 includes $5 million of tax credits generated by the company's foreign sales corporation. The tax rate for the third and fourth quarters of the current year is expected to be 35.5%.

o Discontinued operations (net of tax) for 2000 resulted in a loss of $8.0 million for the second quarter of the year, compared with income of $10.3 million in the comparable 1999 quarter. Included in the 2000 results were all of Ingersoll-Dresser Pump Company (IDP) results and 100% of Dresser-Rand Company (D-R) since February 2, 2000 and the interest expense from the debt required to purchase IDP and D-R as well as additional goodwill amortization associated with the acquisitions, and tax credits generated by the foreign sales corporation. IDP has shown improvement in its quarterly results while unfavorable conditions in the oil industry continue to adversely impact D-R business. The second quarter of 1999 includes 51% of IDP's earnings and 49% of D-R's results.

The consolidated results for the second quarter of the year benefited from the combination of business improvements in a number of the company's domestic and foreign markets and a continued emphasis on the company's productivity-improvement programs. Incoming orders for the second quarter of the year approximated $2.1 billion, which was higher than last year's second quarter total. The company's backlog of orders at June 30, 2000, believed by it to be firm, was $1.0 billion, which was higher than the backlog at December 31, 1999. The company estimates that approximately 90% of the backlog will be shipped during the next twelve months.

The company's results for the first six months of the year, also established a new record. Sales approximated $4.2 billion, operating income was $617.8 million and earnings from continuing operations amounted to $323.0 million ($1.98 diluted earnings per share). For the first two quarters of 1999, the company's sales were approximately $3.9 billion, with operating income of $543.4 million and earnings from continuing operations of $270.2 million ($1.63 diluted earnings per share).

A comparison of key income statement amounts between the six months ended June 30, is as follows:

o Net sales for the six months ended June 30, 2000 approximated $4.2 billion, an increase of 5.8% over last year's comparable period.

o The ratio of cost of goods sold to sales for the first six months of the year improved to 72.2% compared to last year's ratio of 72.7%. The improvement is attributable to the benefits of cost reduction, efficiency and strategic sourcing programs which more than offset the negative effects of foreign currency on the cost ratio.

o The ratio of administrative, selling and service engineering expenses to sales was 13.0% for the first two quarters of 2000, as compared to 13.5% for the comparable 1999 period. The improvement is attributed to continued success of the company's cost-containment programs.

o Operating income for the six months ended June 30, 2000 totalled $617.8 million, an increase of $74.3 million (or 13.7%) over the $543.4 million reported for 1999's first six months. The ratio of operating income to sales in 2000 increased to 14.8%, as compared to 13.8% for the comparable period of the prior year.

o Other income (expense), net, aggregated $1.2 million of net expense for the first six months of the year, as compared to $5.5 million of net expense for the six months ended June 30, 1999. Reduction in income from currency transactions during the comparable periods was more than offset by the gain from the first quarter sale of three joint ventures and higher earnings from partially-owned affiliates.

o Minority interest increased by $6.6 million during the first six months of 2000 over last year's six month total as a result of higher earnings from consolidated jointly-owned entities in which the company has a majority ownership. Charges for the company's equity-linked securities equalled last year's six month total.

o Interest expense for the first six months of 2000 was $103.5 million, which includes $5.2 million associated with debt issued to acquire Hussmann. The overall decrease of $2.1 million from last year is attributable to lower average debt balances during the comparable periods. Additional interest expense from the debt required to purchase IDP and D-R has been classified as a component of discontinued operations and was not included in interest expense.

o The company's effective tax rate for the first six months of the year was 34.5% as compared to 35.5% for the six months ended June 30, 1999. The effective tax rate for the period includes a second quarter tax credit of $5 million generated by the company's foreign sales corporation. The tax rate for the third and fourth quarters of the current year is expected to be 35.5% and the effective tax rate for all of 1999 was 35.5%.

o Discontinued operations (net of tax) for the first two quarters of 2000 resulted in a loss of $11.6 million, compared with income of $17.4 million in the comparable 1999 period. Included in the 2000 results were all of IDP results and 100% of D-R since February 2, 2000 and the interest expense from the debt required to purchase IDP and D-R as well as additional goodwill amortization associated with the acquisitions, and tax credits generated by the foreign sales corporation. IDP has shown improvement in its results while unfavorable conditions in the oil industry continue to adversely impact D-R business. The first six months of 1999 include 51% of IDP's earnings and 49% of D-R's results.

Liquidity and Capital Resources

The company's working capital at June 30, 2000 showed current liabilities in excess of current assets by $697.1 million, which reflects a change of $1.8 billion from the positive working capital balance of $1,129.4 million at December 31, 1999. The primary reason for this change is the June 14, 2000 acquisition of Hussmann. Hussmann added approximately $500 million of current assets and $240 million of current liabilities to the company's consolidated balance sheet at June 30, 2000, before considering the acquisition cost of approximately $1.7 billion, which was temporarily financed by the issuance of short-term debt. Excluding Hussmann related current assets and liabilities from the company's June 30, 2000 condensed consolidated balance sheet, the working capital balance would be approximately $595 million, which is lower than the year end balance primarily due to the reclassification of $400 million of the company's 6.255% Notes Due 2001, from long term debt to current liabilities in the June 30, 2000 condensed consolidated balance sheet. The company used the proceeds from the sale of IDP to repay short-term debt.

The current ratio was 1.6 at the end of 1999, and the adjusted current ratio (excluding Hussmann related activity) was 1.2 at June 30, 2000. The company's debt-to-total capital ratio at June 30, 2000 was 57%, compared with 42% reported at December 31, 1999. Excluding Hussmann debt related activity the June 30, 2000 ratio would be 45%. This increase of three percentage points is attributable to the February 2, 2000 purchase of the remaining 51% of D-R.

The company's cash and cash equivalents totalled $80.4 million at June 30, 2000 down significantly from the $222.9 million at December 31, 1999, primarily due to cash used for the February 2, 2000 purchase of the remaining 51% interest in D-R. During the first six months of the year, cash flows from operating activities provided $146.1 million, investing activities used $2,258.5 million and financing activities provided $1,966.8 million.

Receivables totalled $1.5 billion at June 30, 2000, which represents an increase of $541.6 million increase over the amount reported at December 31, 1999. Acquisitions and foreign currency translation increased the balance by $339.9 million and $21.8 million, respectively. The balance of the increase is attributed to the timing of strong second quarter sales.

Inventories totalled $947.2 million at June 30, 2000, which represents an increase of $205.1 million from the year-end balance of $742.1 million. Acquisitions and foreign currency translation increased the balance by $129.2 million and $21.3 million, respectively. The remainder is attributed to the building of inventory to fulfill orders in the third and fourth quarters.

Assets held for sale were $1,293.3 million at June 30, 2000, an increase of $493.6 million over the December 31, 1999 balance. This account increased by approximately $543 million due to the February 2, 2000 purchase of the remainder of D-R, and decreased due to the sale of Corona Clipper and the losses generated by these discontinued units during the first six months of the year. (See Notes 2 and 4 to the Condensed Consolidated Financial Statements for discussion of the status of the sales of these units.)

Intangible assets increased by approximately $1.4 billion during the first six months of 2000. Acquisitions increased the account balance by approximately $1.5 billion during the first six months of the year. Amortization expense for the first six months of the year was $57.1 million. The remaining reduction is attributed to foreign currency translation.

Loans payable totalled $3.2 billion at June 30, 2000 as compared to $495.5 million at December 31, 1999. Acquisitions and the related debt activity accounted for approximately $2.2 billion of the increase and the reclassification of $400 million of long-term debt to short-term debt represents the remainder of the change from the year-end balance.

During the first six months of 2000, foreign currency translation adjustments resulted in a net decrease of $58.6 million in shareholders' equity, caused primarily by the strengthening of the U.S. dollar against European currencies.

Environmental Matters

The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 28 federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites, there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed that it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Acquisitions

On February 7, 2000, the company acquired for approximately $19 million in cash the stock of Sambron S.A. (Sambron). Sambron, based in France, manufactures and distributes a range of telescopic material handlers that extend the Bobcat and Ingersoll-Rand compact equipment lines in Europe. Sambron's results have been reported as part of the Infrastructure Development Sector since their acquisition.

On February 28, 2000, the company acquired for approximately $23 million in cash a 70% interest in Zexel Cold Systems (Zexel). Zexel, based in Japan, manufactures bus air-conditioning equipment and refrigeration units for small trucks. Zexel's results have been reported as part of the Climate Control Sector since acquisition.

On June 14, 2000, the company acquired Hussmann for approximately $1.7 billion. Hussmann, based in Bridgeton, Missouri, is the world leader in the design, production, installation and service of merchandising and refrigeration systems for the global food industry. Hussmann's results have been reported as part of the Climate Control Sector since acquisition.

On August 7, 2000, the company acquired Interflex Datensysteme GmbH (Interflex). Interflex, based in Germany, provides integrated products and services for electronic access control, time and attendance recording, personnel scheduling and industrial data management. Interflex's results will be reported as part of the Security and Safety Sector.

Dispositions

On February 4, 2000, the company sold the Corona Clipper business for approximately $43 million. Corona Clipper is a manufacturer of hand tools for pruning and harvesting. Corona Clipper was acquired on March 30, 1999 in conjunction with the acquisition of Harrow
Industries, Inc.

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

The company sold IDP to Flowserve Corporation (Flowserve) on
August 8, 2000 with the company realizing a pretax accounting gain of $200 million. (See Discontinued Operations below). The company intends to use substantially all of the gain realized on the sale of IDP on productivity initiatives.

Discontinued Operations

On August 12, 1999, the company announced its intention to dispose of its interest in D-R, a joint venture involved in the reciprocating compressor and turbo machinery business, and IDP, a joint venture involved in the engineered pump business. On October 5, 1999, the joint venture partner, as permitted under the joint venture agreements, elected to sell its share of the joint ventures to the company. Effective December 31, 1999, the company completed the purchase of IDP by acquiring the joint venture partner's 49% share for a net purchase price of $377.0 million. A note for the full purchase price was issued to the joint venture partner and was redeemed on January 14, 2000. The company subsequently financed this obligation using cash and cash equivalents, and short-term debt. On February 2, 2000, the company completed the purchase of D-R by acquiring the joint venture partner's 51% share for a net purchase price of approximately $543 million in cash. On February 9, 2000, the company agreed to sell its IDP unit to Flowserve. The transaction closed on August 8, 2000.

On July 12, 2000, the company agreed to sell the reciprocating gas compressor packaging and rental business of D-R to Hanover Compressor Company for $190 million, $95 million of which will be in cash, with the balance in Hanover stock. The sale, which is subject to necessary government and regulatory approvals, is expected to close during the third quarter of the year. The company continues to market the remaining portion of D-R and, although not currently involved in serious negotiations, continues to target a sale prior to year-end 2000. The net assets of IDP and D-R have been reported as assets held for sale in the accompanying financial statements, and prior periods have been restated to reflect these businesses as discontinued operations. Historically, IDP had been reported as part of the former Engineered Products Segment, while D-R had been reported in other income (expense), net.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This accounting bulletin will become effective in the fourth quarter of 2000, and provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The company is currently evaluating this bulletin and will comply as required.

Second-quarter Business Segment Review

The Climate Control Sector includes Thermo King transport temperature control equipment and Hussmann International, the world leader in display case refrigeration, which was acquired on June 14, 2000. The sector's second quarter revenues totalled $394.0 million, an increase of 26% compared to last year, reflecting improved results for the North American truck market, the worldwide container business and the inclusion of Hussmann. Operating earnings increased by two percent to $48.8 million. Operating margins declined primarily because of unfavorable currency comparisons and product mix. Hussmann added revenues of $53.1 million and contributed $3.3 million of operating income to the second quarters' results.

The Industrial Productivity Sector is composed of a group of businesses focused on providing solutions for customers to enhance industrial efficiency. Second-quarter revenues on a comparable basis increased approximately five percent. Reported revenues of $791.9 million increased by three percent compared to the amount reported for the three months ended June 30, 1999. Last year's second quarter includes the results of the Automation Division which was sold during the fourth quarter of 1999. Operating income increased by 23% to $115.6 million, primarily due to the improved results in the Air Solutions and Bearings and Components businesses. All businesses in the sector reported improved operating margins for the second quarter of the year. The Industrial Productivity Sector consists of three segments:

 O Air Solutions, which provides equipment and services for compressed air systems, had revenues in the second quarter of $209.3 million, an improvement of 13% compared to 1999, due to improved overseas markets, stronger sales of small compressors and increased service revenues. Operating income increased by 26% to $25.5 million, reflecting higher volumes and the impact of ongoing cost-reduction and efficiency programs. Operating margins improved to 12.2% of sales in the second quarter of the year, as compared to 10.9% in the comparable 1999 quarter.

 O Bearings and Components provides motion control technologies to the automotive and industrial markets. Revenues for the quarter declined by two percent to $312.7 million, as increases in automotive bearings were more than offset by lower revenues for industrial bearings reduced sales of automotive components, due to the loss of the camshaft business in 1999. However, operating margins improved to 16.1% of sales for the second quarter of the year, as compared to last year's comparable ratio of 11.7%, due to a combination of better product mix and ongoing cost and expense reduction activities.

 O Industrial Products includes Club Car golf cars and utility vehicles; tools; and related industrial production equipment. Reported revenues of $269.9 million in the second quarter increased slightly, compared to the second quarter of 1999, even after considering the fact that last year's second quarter included revenues from the Automation Division (which was sold in the fourth quarter of 1999). Second-quarter revenues on a comparable basis increased by eight percent. Operating income of $39.9 million for the second quarter of the year increased by nine percent over the prior year's comparable quarter due to improved volume and the benefits from cost reduction programs. Second quarter operating margins increased to 14.8% of sales, as compared to 13.8% for three months ended June 30, 1999.

The Infrastructure Development Sector includes Bobcat compact equipment; road pavers and compactors; portable power products; and drilling equipment. This sector's revenues for the second quarter of the year totalled $646.3 million, reflecting a slight increase over last year's second quarter. Revenues of Bobcat and domestic paving equipment increased by more than 10%, while revenues from portable power, compactor and drilling products declined.
Operating income of $126.0 million increased by five percent and the operating margin for the second quarter improved to 19.5% of sales.

The Security and Safety Sector includes architectural hardware products and electronic access-control technologies. For this sector, second quarter revenues increased by 10% to $353.6 million, when compared to the comparable quarter in the prior year. Operating income increased by 34% to $75.3 million. This sector's operating income margin improved to 21.3% of sales for the quarter, as compared to 17.5% for the second quarter of 1999. Revenues and earnings were strong in both residential and commercial markets during the quarter.

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


                        INGERSOLL-RAND COMPANY
                       PART II OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the company held on May 3, 2000, the shareholders, in addition to electing directors, acted upon the reapproval of the company's Senior Executive Performance Plan, and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the company for the year ending December 31, 2000.
The shareholders voted as follows on the following matters:

1. Election of directors of the First Class to hold office for three years. The voting result for each nominee is as follows:

     Name                    Votes For            Votes Withheld

     Joseph P. Flannery      136,824,577          1,804,426
     Theodore E. Martin      136,894,179          1,734,824
     Richard J. Swift        136,904,075          1,724,928

   Peter C. Godsoe, Herbert L. Henkel, Constance J. Horner, H. William Lichtenberger, Orin R. Smith, and Tony L. White all continue as directors of the company.

2. A vote of 128,930,006 votes for, 8,486,036 votes against, and 1,212,961 votes abstaining reapproved the company's Senior Executive Performance Plan.

3. The reappointment of the company's independent accountants was approved by a vote of 137,567,543 votes for 391,935 votes against and 669,525 votes abstaining.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

        Exhibit No.               Description

           2 Agreement and Plan of Merger, dated as of May 11, 2000, by and among Ingersoll-Rand Company, IR Merger Corporation, Hussmann International,
                                  Inc. was filed under cover of
                                  Schedule SC TO-T with the Securities
                                  and Exchange Commission on May 16,
                                  2000 and is incorporated herein by
                                  reference.

            27                    Financial Data Schedule

  (b)   Reports on Form 8-K

        Form 8-K current report dated June 13, 2000 filed June 19, 2000 reported under item 2, acquisition of Assets, and Item 7, Financial Statements and Exhibits. The Form 8-K reported on the acquisition of Hussmann International, Inc., by the company.



                        INGERSOLL-RAND COMPANY

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        INGERSOLL-RAND COMPANY
                             (Registrant)




Date   August 14, 2000          /S/ D.W. Devonshire
                               D.W. Devonshire, Executive Vice
                               President & Chief Financial Officer


                               Principal Financial Officer


Date   August 14, 2000          /S/ S.R. Shawley
                               S.R. Shawley, Vice President & Controller

                               Principal Accounting Officer