Form 10-Q
period 2000-09-30
INGERSOLL RAND CO
filed 2000-11-14
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2000
                                    or

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


The number of shares of common stock outstanding as of October 31, 2000 was 160,516,390.

                           INGERSOLL-RAND COMPANY
                                FORM 10-Q
                                  INDEX



PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at September 30, 2000 and December 31, 1999

         Condensed Consolidated Income Statement for the three and nine months ended September 30, 2000 and 1999

         Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K


SIGNATURES


                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                             September 30,    December 31,
                                                      2000            1999
Current assets:
  Cash and cash equivalents                      $    58.0       $   222.9
  Marketable securities                              105.7             0.5
  Accounts and notes receivable, net of
    allowance for doubtful accounts                1,481.7           988.5
  Inventories                                        961.5           742.1
  Prepaid expenses and deferred income taxes         158.2           114.6
  Assets held for sale                               664.9           799.7
       Total current assets                        3,430.0         2,868.3
Investments in and advances with
  partially-owned equity affiliates                  166.3           198.2

Property, plant and equipment, at cost             2,346.6         2,084.9
  Less - accumulated depreciation                    909.8           844.7
    Net property, plant and equipment              1,436.8         1,240.2
Intangible assets, net                             5,156.2         3,726.3
Deferred income taxes                                142.7           158.0
Other assets                                         277.4           209.2
       Total assets                              $10,609.4        $8,400.2

                          LIABILITIES AND EQUITY

Current liabilities:
  Accounts payable and accruals                   $1,421.9       $ 1,224.4
  Loans payable                                    2,388.0           495.5
  Income taxes                                       167.0            19.0
       Total current liabilities                   3,976.9         1,738.9

Long-term debt                                     1,678.1         2,113.3
Postemployment liabilities                           839.1           805.0
Minority interests                                   111.8            95.7
Other liabilities                                    202.0           161.8
                                                   6,807.9         4,914.7
Company obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures of the company           402.5           402.5

Shareholders' equity:
  Common stock                                       343.0           342.3
  Other shareholders' equity                       3,315.1         2,917.7
  Accumulated other comprehensive income            (259.1)         (177.0)
      Total shareholders' equity                   3,399.0         3,083.0
      Total liabilities and equity               $10,609.4        $8,400.2


See accompanying notes to condensed consolidated financial statements.

                             INGERSOLL-RAND COMPANY
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                     (in millions except per share figures)

                                          Three months ended        Nine months ended
					      September 30,            September 30,
                                            2000          1999      2000         1999
Net sales                               $2,255.9      $1,846.1       $6,418.4     $5,779.2
Cost of goods sold                       1,668.9       1,324.7        4,674.5      4,183.3
Administrative, selling and service
  engineering expenses                     310.8         248.5          849.9        779.6
Restructuring charges                       30.2          -              30.2         -
Operating income                           246.0         272.9          863.8        816.3
Interest expense                           (74.8)        (50.1)        (178.3)      (155.7)
Other income (expense), net                 (1.9)         (8.2)          (3.0)       (13.4)
Minority interests                         (10.0)         (7.6)         (30.2)       (21.3)
Results from assets held for sale, net
  of tax                                    28.0          (0.7)          14.4          6.0
Earnings before income taxes               187.3         206.3          666.7        631.9
Provision for income taxes                  56.6          73.5          226.6        222.2

Earnings from continuing operations        130.7         132.8          440.1        409.7
Discontinued operations, net of tax        121.2           4.7          123.2         15.5
Net earnings                            $  251.9      $  137.5       $  563.3     $  425.2

Basic earnings per common share
    Continuing operations               $   0.81      $   0.81       $   2.73     $   2.50
    Discontinued operations                 0.75          0.03           0.76         0.09
                                        $   1.56      $   0.84       $   3.49     $   2.59
Diluted earnings per common share
    Continuing operations               $   0.80      $   0.80       $   2.70     $   2.47
    Discontinued operations                 0.75          0.03           0.76         0.09
                                        $   1.55      $   0.83       $   3.46     $   2.56

Dividends per share                     $   0.17      $   0.17       $   0.51     $   0.47


See accompanying notes to condensed consolidated financial statements.


                        INGERSOLL-RAND COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)

                                                   Nine months ended
                                                      September 30,

                                                    2000         1999
  Cash flows from operating activities:
  Income from continuing operations              $ 440.1      $ 409.7
  Adjustments to arrive at net cash
    provided by operating activities:
  Restructure of operations                         30.2          -
  Depreciation and amortization                    218.9        204.5
  Gain on sale of businesses                       (36.0)         -
  Gain on sale of property, plant and
   equipment                                        (7.2)       (0.5)
  Minority interests in earnings, net of
   dividends                                         5.9         0.3
  Equity earnings/losses, net of dividends          (5.5)       (2.2)
  Deferred income taxes                              5.1        19.8
  Changes in other asset and liabilities, net     (400.5)     (179.1)
  Other, net                                        27.5        29.4
  Net cash provided by operating activities        278.5       481.9

  Cash flows from investing activities:
  Capital expenditures                            (123.8)     (125.2)
  Acquisitions, net of cash                     (2,346.5)     (160.2)
  Proceeds from business dispositions              950.3        47.0
  Proceeds from sale of property, plant and
    equipment                                       19.0        17.0
  Other, net                                        13.0        (1.1)
  Net cash used in investing activities         (1,488.0)     (222.5)
  Cash flows from financing activities:
  Increase/(decrease) in short-term borrowings   1,344.2       (25.4)
  Proceeds from long-term debt                       2.8        21.5
  Payments of long-term debt                       (76.8)     (101.1)
  Net change in debt                             1,270.2      (105.0)
  Purchase of treasury stock                      (118.4)     (167.1)
  Dividends paid                                   (82.6)      (77.5)
  Proceeds from exercise of stock options            5.7        67.5
  Net cash provided by (used in) financing
    activities                                   1,074.9      (282.1)
  Net cash (used in) provided by discontinued
    operations                                     (22.1)       35.1
  Effect of exchange rate changes on cash and
    and cash equivalents                            (8.2)        5.9
  Net (decrease)/increase in cash and cash
    equivalents                                   (164.9)       18.3
  Cash and cash equivalents - beginning
    of period                                      222.9        43.5
  Cash and cash equivalents - end of period      $  58.0     $  61.8

See accompanying notes to condensed consolidated financial statements.


                       INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments
         (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and nine months ended
         September 30, 2000 and 1999. As discussed in Note 3, certain prior amounts in the condensed consolidated financial statements have been reclassified in order to conform with current year presentation.

Note 2 - In order to reposition itself for the future, the company has undertaken a restructuring and productivity investments program, which is expected to have a total pretax cost of $325 million. These programs include such actions as plant rationalizations, organizational realignments consistent with the company's new market-based structure and the consolidation of back office processes. Restructuring charges for the three months ended September 30, 2000 were $30.2 million. Restructuring charges of $8.0 million ($5.1 million, net of tax) incurred by Dresser-Rand Company (D-R) during the period, have been included in results from the assets held for sale, net of tax. Restructuring charges incurred consist of costs associated with severance and other employee termination benefits covering approximately 1,200 employees to date. Of the $38.2 million of restructuring charges, $10.3 million has been paid, with the remainder to be paid by September 30, 2001. In addition, productivity investments charges of $13.2 million and $9.3 million were included in cost of goods sold and administrative, selling and service engineering expenses, respectively. Productivity investments charges are expensed as incurred and consist of costs for equipment moving, facility redesign, employee relocation and retraining, systems enhancements and consultants.

Note 3 - On February 2, 2000, the company completed the purchase of the 51% of D-R not previously owned by acquiring the joint venture partner's share for a net purchase price of approximately $543 million in cash. On September 5, 2000, the company completed the sale of the reciprocating gas compressor packaging and rental business of D-R to Hanover
         Compressor Company (Hanover). The sale was completed for $190 million, of which $95 million was in cash with the balance in Hanover common stock. The company recorded a $30.2 million after-tax gain on the sale. The company expects to hold the Hanover stock for a minimum of five months after the closing. The company continues the process to sell the remaining portion of D-R, which was reclassified on the condensed consolidated income statement into results from assets held for sale, net of tax for the nine months ended September 30, 2000. In prior periods their results had been reported as discontinued operations, net of tax on the condensed consolidated income statement. The net assets of D-R have been included in assets held for sale on the condensed balance sheet for the nine months ended September
         30, 2000 and in prior periods. The company expects to complete the transaction in 2001.

         On February 7, 2000, the company acquired for approximately
         $19 million in cash, the stock of Sambron S.A. (Sambron).
         Sambron, based in France, manufactures and distributes a range of telescopic material handlers.

         On February 28, 2000, the company acquired for approximately
         $23 million in cash a 70% interest in Zexel Cold Systems
         (Zexel). Zexel, based in Japan, manufactures bus air-conditioning equipment and refrigeration units for small trucks.

         On August 10, 2000 the company completed the acquisition of Interflex Datensysteme GmbH for approximately $60 million.
         Interflex based in Stuttgart, Germany, provides integrated products and services for electronic access control, time and attendance recording, personnel scheduling and industrial data management.

Note 4 - In June 2000, the company acquired Hussmann International,
         Inc. (Hussmann), for approximately $1.7 billion in cash after taking into account amounts paid for outstanding stock options, debt retirement, employee contracts and transaction costs. Hussmann's business is the design, production, installation and service of merchandising and refrigeration systems for the global food industry. Hussmann is based in Bridgeton, Missouri, and reported consolidated sales of $1.3 billion for the year ended December 31, 1999.

         The acquisition has been accounted for as a purchase. The purchase price was preliminarily allocated to the acquired assets and liabilities based on their estimated fair values and the allocation is subject to final adjustment. The company has classified as goodwill the cost in excess of the fair value of the net assets acquired. Such excess cost is being amortized on a straight-line basis over forty years.
         Intangible assets also represent costs allocated to patents and trademarks and other specifically identifiable assets arising from the acquisition. These assets are being amortized over their estimated useful lives.

         The results of Hussmann's operations have been included in the consolidated financial statements from the acquisition date. The following unaudited pro forma consolidated results for the nine months ended September 30, 2000 and 1999 reflect the acquisition as though it occurred at the beginning of the respective periods after adjustments for interest on acquisition debt, depreciation and amortization of assets, including goodwill, based upon the preliminary purchase price allocations (in millions, except per share amounts):

         For the nine months ended September 30,   2000      1999

         Sales                                 $7,052.2  $6,736.7
         Net earnings                             528.9     375.9

         Basic earnings per common share
            Continuing operations               $  2.51   $  2.20
            Discontinued operations                0.76      0.09
                                                $  3.27   $  2.29
         Diluted earnings per common share
            Continuing operations               $  2.49   $  2.17
            Discontinued operations                0.76      0.09
                                                $  3.25   $  2.26

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

Note 5 - On February 4, 2000, the company sold the Corona Clipper business for approximately $43 million. Corona Clipper manufactures hand tools for pruning and harvesting. Corona
         Clipper was acquired on March 30, 1999 with the Harrow
         Industries, Inc. acquisition. No gain on this transaction was recorded as proceeds in excess of the net assets sold reduced goodwill.

         On August 8, 2000, the company sold Ingersoll-Dresser Pump
         Company (IDP) to Flowserve Corporation for $775 million.
         The company realized a pretax gain of approximately $200 million. The net assets of IDP had been included in assets held for sale on the condensed consolidated balance sheet and their results had been reported as discontinued operations, net of tax on the condensed consolidated income statement.

         On February 25, 2000, the company sold its interests in three joint ventures related to the manufacture of full steering-column assemblies to its partner, NSK Limited and affiliates, for approximately $37 million in cash.

Note 6 - Inventories of domestically manufactured products are valued on the last-in, first-out (LIFO) method and all other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                    September 30,     December 31,
                                             2000             1999
        Raw materials and supplies       $  283.7          $ 161.7
         Work-in-process                    186.7            191.7
        Finished goods                      639.0            532.9
                                          1,109.4            886.3
        Less - LIFO reserve                 147.9            144.2
           Total                         $  961.5          $ 742.1

Note 7 - Information on basic and diluted earnings per share is as follows (in millions):

                                 Three months ended    Nine months ended
                                     September 30,        September 30,
                                  2000        1999      2000        1999

Average number of basic
  shares                         160.9       163.9     161.4       164.0
Shares issuable assuming
 exercise under incentive
 stock plans                       1.2         2.2       1.4         2.2
Shares issuable in connection
  with equity-linked
  securities                       --          0.3       --          --
Average number of diluted
  shares                         162.1       166.4     162.8       166.2


Note 8 - The components of comprehensive income are as follows (in millions):
                                Three months ended     Nine months ended
                                    September 30,          September 30,
                                  2000        1999      2000        1999

Net earnings                    $251.9      $137.5    $563.3      $425.2
 Other comprehensive income -
   foreign currency equity
   adjustment                    (24.2)       22.9     (82.8)      (28.2)
 Unrealized gain on marketable
   securities                      0.7         --        0.7         --
Comprehensive income            $228.4      $160.4    $481.2      $397.0



Note 9 - During the first quarter of 2000, the company realigned its businesses to reflect its change to a market-focused organization. A summary of operations by reportable segment is as follows:

                                 Three months ended     Nine months ended
                                     September 30,         September 30,
                                  2000         1999      2000        1999
   Sales
   Climate Control            $  669.2     $  297.5  $1,383.6     $ 901.6
   Industrial Productivity
     Air Solutions               210.8        180.1     609.0       539.5
     Bearings and Components     281.6        282.5     899.1       927.9
     Industrial Products         207.6        219.6     725.2       746.5
                                 700.0        682.2   2,233.3     2,213.9
    Infrastructure Development   525.1        531.2   1,752.8     1,716.3
    Security and Safety          361.6        335.2   1,048.7       947.4
        Total                 $2,255.9     $1,846.1  $6,418.4    $5,779.2

    Operating income
    Climate Control            $  57.3      $  41.8   $ 144.8     $ 127.6
    Industrial Productivity
        Air Solutions             21.5         23.2      66.8        60.3
        Bearings and Components   40.6         29.9     123.4        95.9
        Industrial Products       13.4         24.7      89.5        88.6
                                  75.5         77.8     279.7       244.8
    Infrastructure Development    74.0         93.8     296.9       303.2
    Security and Safety           75.9         71.4     214.1       181.7
    Unallocated corporate
      expense                    (36.7)       (11.9)    (71.7)      (41.0)
      Total                    $ 246.0      $ 272.9   $ 863.8     $ 816.3

        No significant changes in assets by geographic area have occurred since December 31, 1999.



                       INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION
                        RESULTS OF OPERATIONS

The company reported net earnings of $251.9 million, and diluted earnings per share of $1.55, for the third quarter ended September
30, 2000. Net earnings from continuing operations of $130.7 million included one-time gains and charges relating to restructuring and productivity investments. Net earnings from continuing operations excluding these gains and charges were $139.6 million and diluted earnings per share of $0.86. Net earnings from discontinued operations were $0.75 and $0.03 for the third quarters of 2000 and 1999, respectively.

During the quarter, two significant transactions affected year-to-year comparisons. Prior to this quarter, Dresser-Rand Company (D-R) results had been reported as discontinued operations. Since the sale of D-R was not completed within a year, D-R is now presented as results from assets held for sale, net of tax. During the third quarter, the company also began its program to restructure and initiate productivity investments across its worldwide operations.
Restructuring charges incurred consist of costs associated with severance and other employee termination benefits. Productivity investments charges incurred consist of costs for equipment moving, facility redesign, employee relocation and retraining, systems enhancements, and consultants. Charges for productivity investments are expensed as incurred. Restructuring and productivity investments charges were incurred by all business segments.

Revenues from continuing operations for the third quarter totaled
$2.3 billion, an increase of 22% from the third quarter of last year.
Revenues increased by 3% excluding the results of Hussmann
International, Inc. (Hussmann) acquired on June 14, 2000. These results were achieved despite lower demand for Thermo King products specifically in the North American and European trailer and truck business as well as for Road Machinery, Drills and Portable Power products. Bobcat, Hussmann, and Security and Safety experienced strong demand.

The ratio of cost of goods sold to sales for the third quarter was 74% and reflected an improvement of 2.2% over the third quarter of 1999. Included in cost of goods sold for the quarter is $13.2 million of other charges relating to productivity investments incurred to reposition the company for the future.

Administrative, selling and service engineering expenses were $310.8 million, or 13.8% of revenues. Last year, administrative, selling and service engineering expenses were 13.5% of revenues. This increase is due to the inclusion of $9.3 million of charges associated with productivity investments.

In order to reposition itself for the future, the company has undertaken a restructuring and productivity investments program, which is expected to have a pretax cost of $325 million and includes plant rationalizations, organizational realignments consistent with the company's new market-based structure and the consolidation of back office processes. Restructuring charges for the three months ended
September 30, 2000 were $30.2 million. Restructuring charges incurred by D-R of $8.0 million ($5.1 million, net of tax) during the period have been included in results from the assets held for sale, net of tax. Productivity investments charges were included in cost of goods sold and administrative, selling and service engineering expenses. After-tax charges for restructuring and productivity investments for the third quarter totaled $39.1 million.

Operating income for the three months ended September 30, 2000 totaled $246.0 million, a decrease of $26.9 million over the prior year's third quarter. Restructuring charges and productivity investments included in operating income were $52.7 million.
Excluding these charges, operating income increased by 9.5%.
Operating income for the third quarter 2000 reflects a full quarter's results from Hussmann.

Interest expense for third quarter 2000 of $74.8 million was $24.7 million higher than the prior year's third quarter due to the impact of the debt incurred for the purchase of Hussmann. This increase was partially offset by lower year-over-year debt levels in the company's other operations. Additional interest expense from the debt required to purchase IDP has been reported as a component of discontinued operations and D-R's portion has been reported as part of results from assets held for sale.

Other income (expense), net aggregated $1.9 million of net expense for the third quarter, as compared to $8.2 million in last year's third quarter. This change is primarily attributable to lower foreign exchange costs compared to 1999.

During the third quarter, the results of operations of D-R were reclassified as results from assets held for sale, net of tax.
Reported third-quarter earnings of $28.0 million included one-time after-tax charges of $5.1 million for restructuring charges related to severance and related employee benefits, and a $30.2 million after-tax gain on the sale of D-R's compression services business to Hanover Compressor Company (Hanover). The remaining operations contributed $2.9 million to third-quarter net earnings.

Minority interest increased by $2.4 million over last year's third quarter total as a result of higher earnings from consolidated jointly-owned entities in which the company has a majority ownership.
Charges for the company's equity-linked securities equalled last year's third quarter.

The company's effective tax rate for continuing operations, excluding
D-R, was 35.5% for both the third quarters of 2000 and 1999. The company's overall effective tax rate for the third quarter of 2000 was 30.2% reflecting the impact of the inclusion of D-R, net of tax, in continuing operations.

Earnings from discontinued operations, net of tax, were $121.2 million for the third quarter of 2000, representing the operating results of Ingersoll-Dresser Pump Company (IDP), a $3.6 million net loss in the third quarter of 2000, and an after-tax gain of $124.8 million recorded on the sale of IDP to Flowserve Corporation
(Flowserve). Earnings for discontinued operations in the third quarter of 1999 represented the operating results for IDP.

The consolidated results for the third quarter of the year benefited from the combination of business improvements in a number of the company's domestic and selected foreign markets. Incoming orders for the third quarter of the year approximated $2.2 billion which represents an increase of 21.6% over the prior year's third quarter.
The company's backlog of orders at September 30, 2000, believed by it to be firm, was $1.2 billion, which approximated the adjusted backlog at December 31, 1999. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Revenues from continuing operations for the first nine months of 2000 totaled $6.4 billion, an increase of 11% over the comparable period of 1999. Revenues increased by 4% excluding the results of Hussmann.

Cost of goods sold for the first nine months of 2000 was 72.8% of revenues, up slightly from last year's 72.4%. Included in cost of goods sold year-to-date is $13.2 million of other charges relating to the company's productivity investments.

Administrative, selling and service engineering expenses were $849.9 million, or 13.2% of revenues. Last year, administrative, selling and service engineering expenses were 13.5% of revenues. The nine months ended September 30, 2000 includes $9.3 million of charges associated with productivity investments.

The company has undertaken a restructuring and productivity investments program, which began in the third quarter of 2000.
Restructuring charges for the nine months ended September 30, 2000 were $30.2 million. Additionally, restructuring charges of $8.0 million ($5.1 million, net of tax) were incurred by D-R and have been included in the results from the assets held for sale, net of taxes.
Productivity investments charges of $22.5 million were included in cost of goods sold and administrative, selling and engineering expenses. After-tax charges for restructuring and productivity investments for the nine months ended September 30, 2000 totaled
$39.1 million.

Operating income for the nine months ended September 30, 2000 totaled
$863.8 million, an increase of $47.5 million over the prior year's comparable period. Restructuring charges and productivity investments included in operating income were $52.7 million. Excluding these charges, operating income increased by 12%. Operating income for the first nine months of 2000 reflects slightly more than a full quarter of Hussmann's results. Excluding Hussmann results, operating income was comparable to the nine month period ended September 30, 1999.

Interest expense for first nine months of 2000 of $178.3 million was $22.6 million higher than the prior year's comparable period mainly due to the impact of the debt incurred for the purchase of Hussmann.
This increase was partially offset by lower year-over-year debt levels in the company's other operations. Additional interest expense from the debt required to purchase IDP has been classified as a component of discontinued operations and D-R's portion has been reported as part of results from assets held for sale.

Other income (expense), net aggregated $3.0 million of net expenses for the first nine months of 2000, as compared to $13.4 million in last year's comparable period. This change is primarily attributable to lower foreign exchange costs compared to 1999.

Minority interest increased by $8.9 million during the first nine months of 2000 over last year's nine month total as a result of higher earnings from consolidated jointly-owned entities in which the company has a majority ownership. Charges for the company's equity-linked securities equalled last year's nine-month total.

The operating results of D-R were reclassified as results from assets held for sale, net of tax and reported separately. Reported earnings of $14.4 million included one-time after-tax charges of $5.1 million for restructuring charges related to organizational realignments and a $30.2 million after-tax gain on the sale of D-R compression services business to Hanover. The remaining operations contributed a $10.7 million loss for the first nine months of 2000.

The company's overall effective tax rate for continuing operations was 34.0% and 35.1% for the first nine months of 2000 and 1999, respectively. Excluding D-R, the company's effective tax rate for continuing operations was 34.7% and 35.5% for the first nine months of 2000 and 1999, respectively. The effective tax rate for the period includes a tax credit of $5 million generated by the company's foreign sales corporation. The tax rate for the fourth quarter is expected to be 35.5%, excluding D-R. The effective tax rate for all of 1999 was 35.5%.

Earnings from discontinued operations, net of tax, were $123.2 million for the first nine months of 2000, representing the operating results of IDP, a $1.6 million net loss in 2000, and an after-tax gain of $124.8 million recorded on the sale of IDP to Flowserve.
Earnings from discontinued operations in the comparable period of 1999 represented the operating results for IDP.

Liquidity and Capital Resources

The company's working capital at September 30, 2000 showed current liabilities in excess of current assets of $546.9 million, which reflects a change of $1,676.3 million from the positive working capital balance of $1,129.4 million at December 31, 1999. The primary reason for this change is the June 14, 2000 acquisition of Hussmann. Hussmann added approximately $500 million of current assets and $250 million of current liabilities to the company's consolidated balance sheet at September 30, 2000, before considering the acquisition cost of approximately $1.7 billion, which had been temporarily financed by the issuance of short-term debt. Excluding Hussmann-related current assets and liabilities from the company's September 30, 2000 condensed consolidated balance sheet, working capital would be lower than the year-end balance primarily due to the reclassification of $400 million of the company's 6.255% Notes Due 2001, from long term debt. The company used the cash proceeds from the sale of IDP and D-R's compression services business to repay short-term debt.

The current ratio was 1.6 at the end of 1999, and the adjusted current ratio (excluding Hussmann related activity) was 0.9 at September 30, 2000. The company's debt-to-total capital ratio at September 30, 2000 was 51%, compared with 42% reported at December 31, 1999. This increase is due to the Hussmann acquisition debt and February 2, 2000 purchase of the D-R, partially offset by the proceeds from business dispositions.

The company's cash and cash equivalents totaled $58.0 million at September 30, 2000 down significantly from the $222.9 million at December 31, 1999, primarily due to cash used for acquisitions.
During the first nine months of the year, cash flows from operating activities provided $278.5 million, investing activities used
$1,488.0 million and financing activities provided $1,074.9 million.

Receivables totaled $1.5 billion at September 30, 2000, which represents an increase of $493.2 million increase over the amount reported at December 31, 1999. Acquisitions increased the balance by $347.5 million. The remaining increase was due to the timing of third quarter sales and a slight increase in days sales outstanding particularly in rental channels, offset by the effect of foreign currency translation.

Inventories totaled $961.5 million at September 30, 2000, which represents an increase of $219.4 million from the year-end balance of $742.1 million. Acquisitions increased the balance by $132.7 million while foreign currency translation decreased the balance by $30.1 million, respectively. The remainder is attributed to the building of inventory to fulfill future orders.

Assets held for sale were $664.9 million at September 30, 2000, a decrease of $134.8 million over the December 31, 1999 balance.
This account increased by approximately $543 million due to the February 2, 2000 purchase of the remainder of D-R, and decreased due to the sale of Corona Clipper, IDP and D-R's compression services business. The account also includes the losses generated by D-R for the first nine months of 2000. (See Notes to the Condensed
Consolidated Financial Statements.)

Intangible assets increased by approximately $1.4 billion during the first nine months of 2000. Acquisitions increased the account balance by approximately $1.5 billion during the first nine months of the year. Amortization expense for the first nine months of the year was $96.5 million while capitalized software increased the balance by $25.0 million. The remaining reduction is attributed to foreign currency translation.

Loans payable totaled $2.4 billion at September 30, 2000 as compared to $495.5 million at December 31, 1999. Acquisitions and the related debt activity accounted for approximately $2.3 billion of the net increase and the reclassification of $400 million of long-term debt to short-term debt represents the remainder of the change from the year-end balance.

During the third quarter of 2000, the company repurchased 1.1 million shares of its stock. Approximately 2.9 million shares have been repurchased during the first nine months of 2000. The total repurchase program is for 15 million shares, 9.8 million have been repurchased since the program's inception.

During the nine months of 2000, foreign currency translation adjustments resulted in a net decrease of $82.8 million in shareholders' equity, caused primarily by the strengthening of the U.S. dollar against European currencies.

Environmental Matters

The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at approximately 26 federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites, there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed that it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

On August 7, 2000, the company acquired Interflex Datensysteme GmbH
(Interflex). Interflex, based in Germany, provides integrated products and services for electronic access control, time and attendance recording, personnel scheduling and industrial data management. Interflex's results have been reported as part of the Security and Safety Sector.

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

On February 9, 2000, the company agreed to sell its IDP unit to Flowserve. The transaction closed on August 8, 2000 with the company realizing a pretax gain of $200 million. The company intends to use substantially all of the gain realized on the sale of IDP on restructuring and productivity investments initiatives, which began in the third quarter of 2000.

On September 5, 2000, the company completed the sale of the reciprocating gas compressor packaging and rental business of its D-R unit to Hanover. The sale was completed for $190 million, of which $95 million was in cash with the balance in Hanover stock. The company expects to hold the stock for a minimum of six months after its receipt. The company is continuing to market the remaining portion of D-R, which is reported on the balance sheet as assets held for sale. All results of D-R have been reclassified to results from assets held for sale, net of tax. The results include the normal results from operations, the gain on the sale of the D-R's compression services business and a restructuring charge, net of taxes.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities."  This Statement as amended, will become effective
beginning   January 1, 2001.  SFAS No. 133 requires all derivatives
to be recognized as assets or liabilities on the balance sheet and measured at fair value.  Changes in the fair value of derivatives will be recognized in earnings or other comprehensive income, depending on the designated purpose of the derivative.  The company is currently evaluating the impact of adopting the standard and will comply as required.  The company's transition adjustment will not currently have a material effect on the financial condition, or results of operations of the company.  The transition adjustment at
December 31, 2000 may be significantly different based on the economic conditions and the company's hedging strategies during the last quarter.

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

Third-quarter Business Segment Review

The Climate Control Sector includes Thermo King transport temperature control equipment, and Hussmann International, the world leader in display case refrigeration, which was acquired on June 14, 2000. The sector's third quarter revenues totaled $669.2 million.
The Thermo King business was adversely affected by a severe decline in the North American truck and trailer market, continued weak truck and trailer results in Europe, and the unfavorable effect of currency. However, the bus air conditioning and sea-going container businesses improved substantially and total Thermo King revenue increased by three percent to $307 million. Operating income for the quarter for the Climate Control segment was $57.3 million, which included restructuring and other charges of $6.0 million. Hussmann operating results were consistent with expectations and the business continued an excellent rate of incoming orders. Hussmann operating results, excluding the effect of purchase accounting, reflected an improvement of more than 12% from its reported results as an independent company in the third quarter of 1999. Operating margins declined primarily because of unfavorable currency comparisons and product mix.

The Industrial Productivity Sector is composed of a group of businesses focused on providing solutions for customers to enhance industrial efficiency. Reported revenues of $700.0 million increased by 3% compared to the amount reported for the three months ended
September 30, 1999. Last year's third quarter includes the results of the Automation Division which was sold during the fourth quarter of 1999. Operating income was $75.5 million, which included $14.2 million of restructure and other charges. Excluding these charges, operating income increased by 15%, primarily due to the improved results in the Air Solutions and Bearings and Components businesses.
The Industrial Productivity Sector consists of three segments:

    Air Solutions, which provides equipment and services for compressed air systems, had revenues in the third quarter of $210.8 million, an improvement of 17% compared to 1999.
    Operating income increased by approximately 17%, excluding the effect of restructure and other charges of $5.6 million. The business' performance benefited primarily from the increased emphasis on the aftermarket business and ongoing cost and expense reduction activity.

    Bearings and Components provides motion control technologies to the automotive and industrial markets. Revenues for the quarter declined slightly to $281.6 million, as lower volumes for industrial bearings offset the gains made in automotive bearings. Operating margins improved by 36% due to significant ongoing cost and expense reduction activities and higher aftermarket revenues. The recent downturn in the production of light trucks and sport-utility vehicles is expected to affect the fourth-quarter 2000 revenues of this business.

    Industrial Products includes Club Car golf cars and utility vehicles, tools and related industrial production equipment.
    Reported revenues of $207.6 million in the third quarter decreased by 5%, compared to the third quarter of 1999.
    Excluding last year's third quarter revenues from the Automation
    Division (which was sold in the fourth quarter of 1999), revenues increased by 5%. Operating income of $13.4 million for the third quarter of the year includes charges for restructure and other productivity investments of $6.4 million. Lower margins resulted from continued cost pressures in the European industrial business and the unfavorable effects of currency.

The Infrastructure Development Sector includes Bobcat compact equipment; road pavers and compactors; portable power products; and drilling equipment. This sector's revenues for the third quarter of the year totaled $525.1 million, reflecting a slight decrease over last year's third quarter. Bobcat's double-digit revenue improvement was offset by lower sales in the balance of the sector. Operating income of $74.0 million, which includes charges for restructure and productivity investments of $9.8 million, decreased from the prior year's third quarter operating income of $93.8 million. Operating margins for the sector were impacted significantly by foreign exchange.

The Security and Safety Sector includes architectural hardware products and electronic access-control technologies. For this sector, third quarter revenues increased by 8% to $361.6 million, when compared to the comparable quarter in the prior year. Operating income increased to $75.9 million. This sector's operating income included $3.5 million of charges for restructure and productivity investments. The improvement occurred in both the commercial and residential markets.

Safe Harbor Statement

Information provided by the company in reports such as this report on Form 10-Q, in press releases and in statements made by employees in oral discussions, to the extent the information is not historical fact, constitutes "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934.
Forward-looking statements by their nature involve risk and uncertainty.

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



                       INGERSOLL-RAND COMPANY
                      PART II OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

        Exhibit No.               Description

            12                     Computations of Ratios of Earnings
                                   to Fixed Charges

            27                     Financial Data Schedule for the nine
                                   months ended September 30, 2000

            27                     Restated Financial Data Schedules for the
					     years ended:
                                   December 31, 1999, 1998 and 1997
                                   Restated Financial Data Schedules
                                   for the periods ended:
                                   March 31, 2000 and June 30, 2000
                                   March 31, 1999 and 1998
                                   June 30, 1999 and 1998
                                   September 30, 1999 and 1998

  (b)   Reports on Form 8-K

        None.



                        INGERSOLL-RAND COMPANY

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INGERSOLL-RAND COMPANY
                            (Registrant)






Date   November 14, 2000       /S/ D.W. Devonshire
                               D.W. Devonshire, Executive Vice
                               President & Chief Financial Officer


                               Principal Financial Officer


Date   November 14, 2000       /S/ S.R. Shawley
                               S.R. Shawley, Vice President &
                               Controller

                               Principal Accounting Officer







