Form 10-K
INGERSOLL RAND CO
filed 2001-03-20
CIK 50485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000
                               or
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to

                   Commission File No. 1-985
                     INGERSOLL-RAND COMPANY
     (Exact name of registrant as specified in its charter)

                New Jersey                        13-5156640
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

         Woodcliff Lake, New Jersey                 07677
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of common stock held by nonaffiliates on March 5, 2001 was $7,433,814,574 based on the closing price of such stock on the New York Stock Exchange. This includes the shares owned by the Registrant's Leveraged Employee Stock
Ownership Plan.

The number of shares of common stock outstanding as of March 5, 2001 was 160,259,428.


              DOCUMENTS INCORPORATED BY REFERENCE
  Consolidated Financial Statements for fiscal year ended
December 31, 2000, incorporated by reference in the company's
Current Report on Form 8-K, dated February 9, 2001.

  Proxy Statement for Annual Meeting of Shareholders to be held on May 2, 2001. See Part III of this Form 10-K Annual Report for portions incorporated by reference. (A definitive proxy statement has been filed with the Commission since the close of the fiscal year).

                             PART I
Item 1.   BUSINESS

Ingersoll-Rand Company (the company) was organized in 1905 under the laws of the State of New Jersey as a consolidation of Ingersoll-Sergeant Drill Company and the Rand Drill Company, whose businesses were established in the early 1870's. Over the years, additional products which have been developed internally or obtained through acquisition have supplemented the original business.

The company is a leading provider of security and safety, climate control, industrial productivity and infrastructure products. In each of these markets, the company offers a diverse product portfolio that includes well-recognized industrial and commercial brands.

Climate Control - Offers a range of temperature-control products for protecting food and other perishables. Products include:
Thermo King transport temperature control units for truck trailers, small trucks, seagoing containers and air conditioning for buses, and Hussmann refrigerated display cases for supermarkets, delicatessens and other commercial and institutional refrigeration applications.

Industrial Productivity - Has a diverse group of businesses offering products and services to enhance industrial efficiency. These products and services include: Ingersoll-Rand air compressors and components for compressed-air systems, tools and material handling equipment, and fluid handling products, Club Car golf cars and utility vehicles, and Torrington bearings, components and motion-control technologies.

Infrastructure - Supplies products and services for all types of construction projects and industrial and commercial development, including Bobcat compact equipment and Ingersoll-Rand road pavers, compactors, portable-power products and drilling equipment.

Security and Safety - Markets architectural hardware and access-control products and services for residential, commercial and institutional buildings. Led by the familiar Schlage brand, products include locks and locksets, door closers, exit devices, steel doors and frames, power-operated doors, architectural columns and biometric and electronic access control technologies.

During 2000, the company announced the formation of the Independent Power Segment. The new segment, which includes the company's PowerWorks microturbine technologies, will focus on identifying, developing and marketing alternative-power and energy-management solutions. The Independent Power Segment will be reported as part of the company's Industrial Productivity Sector beginning in 2001.

The company has undertaken a restructuring program which includes such actions as plant rationalizations, organizational realignments consistent with the company's new market-based structure and the consolidation of back-office processes. Restructuring charges incurred consist of costs associated with severance and other employee termination benefits, and facility exit costs including lease terminations. Current year charges of $76.2 million related to employee severance and other employee termination costs cover approximately 2,100 employees, of which 55% have been terminated as of December 31, 2000. The restructuring plan is expected to be substantially complete by the end of 2001.

In June 2000, the company acquired Hussmann International, Inc. (Hussmann), for approximately $1.7 billion in cash after consideration of amounts paid for outstanding stock options, debt retirement, employee contracts and transaction costs. Hussmann's business is the design, production, installation and service of merchandising and refrigeration systems for the global food industry. Hussmann is included in the Climate Control Sector.

During 2000, the company acquired Sambron S.A. (Sambron) for approximately $19.0 million. Sambron manufactures and distributes a range of telescopic material handlers and is included in the Infrastructure Sector. For approximately $23.0 million in cash, the company purchased a majority interest in Zexel Cold Systems, a manufacturer of bus air-conditioning equipment and refrigeration units for small trucks and is included in the Climate Control Sector. The company purchased Interflex Datensysteme GmbH (Interflex) for approximately $60.0 million. Interflex provides integrated products and services for electronic access control, time and attendance recording, personnel scheduling and industrial data management and is included in the Security and Safety Sector.

On August 12, 1999, the company announced its intention to dispose of its interest in Dresser-Rand Company (D-R), a joint venture involved in the reciprocating compressor and turbo machinery business, and Ingersoll-Dresser Pump Company (IDP), a joint venture involved in the pump equipment business. On October 5, 1999, the joint venture partner, as permitted under the joint venture agreements, elected to sell its share of the joint ventures to the company. Effective December 31, 1999, the company completed the purchase of the joint venture partner's 49% share of IDP for a net purchase price of approximately $377 million payable by the issuance of a promissory note, which was redeemed On January 14, 2000. The acquisition of the joint venture partner's 51% share of D-R was completed on February 2, 2000 at a net purchase price of approximately $543.0 million.

On August 8, 2000, the company sold IDP for $775 million in cash and realized an after-tax gain of $124.8 million. The assets of IDP had been classified as assets held for sale.

On September 5, 2000, the company completed the sale of the reciprocating gas compressor packaging and rental business of D-R for $190 million. The remaining net assets of D-R have been reported as assets held for sale in the company's financial statements.

Products

Principal products of the company include the following:

  Air balancers                      Fluid-handling equipment
  Air compressors &                  Golf cars
    accessories                      Hoists
  Air dryers                         Hydraulic breakers
  Air logic controls                 Lubrication equipment
  Air motors                         Microturbines
  Air and electric tools             Material handling equipment
  Asphalt compactors                 Needle roller bearings
  Asphalt pavers                     Paving equipment
  Automated dispensing systems       Piston pumps
  Automatic doors                    Pneumatic breakers
  Automotive components              Pneumatic cylinders
  Ball bearings                      Pneumatic valves
  Bath fittings and                  Portable compressors
  accessories                        Portable generators
  Biometric access control           Portable light towers
  systems                            Refrigerated display cases
  Blasthole drills                   Refrigeration systems
  Compact hydraulic excavators       Road-building machinery
  Construction equipment             Rock drills
  Diaphragm pumps                    Rock stabilizers
  Door closers and controls          Roller bearings
  Door locks, latches &              Rotary drills
    locksets                         Rough-terrain material
  Doors and door frames                handlers
    (steel)                          Skid-steer loaders
  Drilling equipment and             Soil compactors
     accessories                     Spray-coating systems
  Electrical security products       Telescopic material handlers
  Electronic access control          Transport temperature
    systems                            control systems
  Engine-starting systems            Utility vehicles
  Exit devices                       Waterjet-cutting systems
  Extrusion pump systems             Water-well drills
  Fastener-tightening systems        Winches

These products are sold primarily under the company's name and also under other names including ABG, Blaw-Knox, Bobcat, Club Car, Dor-O-Matic, Fafnir, Falcon, Glynn-Johnson, Hussmann, Johnstone, LCN, Legge, Monarch, Montabert, Normbau,
Schlage, Steelcraft, Thermo King, Torrington, Von Duprin and
Zimmerman.

During the past three years, the division of the company's sales between capital goods and expendables has been in the approximate ratio of 64 percent and 36 percent, respectively. The company generally defines as expendables those products which are not capitalized by the ultimate user. Examples of such products are parts sold for replacement purposes, power tools and needle bearings.

Additional information on the company's business and financial information about industry segments is presented in the Consolidated Financial Statements.

Distribution

The company's products are distributed by a number of methods which the company believes are appropriate to the type of product. Sales are made domestically through branch sales offices and through distributorships and dealers across the United States. International sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors in over 100 countries.

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

Competitive Conditions

The company's products are sold in highly competitive markets throughout the world against products produced by both foreign and domestic corporations. The principal methods of competition in these markets relate to price, quality and service. The company believes that it is one of the leading manufacturers in the world of a broad line of air compression systems, anti-friction bearings, construction equipment, transport temperature control products, refrigerated display merchandisers, refrigeration systems and controls, air tools, golf cars and utility vehicles. In addition, the company believes it is a leading supplier in domestic markets for locks, other door hardware products, skid-steer loaders and asphalt paving equipment.

International Operations

Sales to customers outside the United States accounted for approximately 34 percent of the consolidated net sales in 2000. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the company's international operations.

Raw Materials

The company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the company's products are purchased from numerous suppliers, and the company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog

The company's approximate backlog of orders at December 31, 2000, believed by it to be firm, was $306.5 million for the Climate Control Sector, $547.6 million for the Industrial Productivity Sector, $124.6 million for the Infrastructure Sector and $77.5 million for the Security and Safety Sector as compared to $173.5 million, $536.3 million $151.8 million and $85.5 million respectively, at December 31, 1999. These backlog figures are based on orders received. While the major portion of the company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead time and are often subject to revision, deferral, cancellation or termination. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Research and Development

The company maintains extensive research and development facilities for experimenting, testing and developing high quality products. The company employs approximately 2,000 professional employees for its research and development activities. The company spent $188.4 million in 2000, $186.2 million in 1999 and $169.6 million in 1998 on research and development.

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

During 2000, the company spent approximately $5.0 million on capital projects for pollution abatement and control, and an additional $6.0 million for environmental remediation expenditures at sites presently or formerly owned or leased by the company. It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant. Therefore, the accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Employees

There are approximately 51,000 employees of the company throughout the world, of whom approximately 32,000 work in the United States and 19,000 in foreign countries. The company believes relations with its employees are good.

Item 2.   PROPERTIES

The company's executive offices are located in Woodcliff Lake, New Jersey. Manufacturing and assembly operations are conducted in 64 plants in the United States; 5 plants in Canada; 33 plants in Europe; 16 plants in Asia and 9 plants in Latin America. The company also maintains various warehouses, offices and repair centers throughout the world.

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

Climate Control

The Climate Control Sector focuses on markets requiring refrigerant-gas compression technology and services to provide gas pressure for distribution to end users or to maintain a refrigeration cycle. This sector includes Thermo King transport temperature control equipment, and Hussmann, a leader in display case refrigeration, which was acquired in June 2000. Hussmann experiences the greatest demand for its products in the third and fourth quarters of the year. This demand results from the customers' seasonal construction cycles and the desire to complete stores prior to the year-end holiday season. The sector's manufacturing locations are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   16            4,169,000
   International                   23            4,892,000

           Total                   39            9,061,000


Industrial Productivity

The Industrial Productivity Sector is composed of a group of businesses focused on providing solutions for customers to enhance industrial efficiency. The Industrial Productivity
Sector consists of three segments:

O Air Solutions Segment provides equipment and services for compressed air systems.

O Bearings and Components Segment provides motion control technologies to the automotive and industrial markets.
  These products include Torrington and Fafnir bearings and components.

O Industrial Products Segment includes Club Car golf cars and utility vehicles, tools and related industrial production equipment.

The sector's manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   25            5,711,000
        International              20            3,354,000

                Total              45            9,065,000

Infrastructure

The Infrastructure Sector designs, manufactures and markets powered vehicles that are utilized in infrastructure development, commercial construction and material movement fields. The Infrastructure Sector includes Bobcat skid-steer loaders and compact hydraulic excavators, Blaw-Knox and ABG pavers, and Ingersoll-Rand compactors, drilling equipment, and portable power products. The sector's manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   10            2,875,000
        International               7            1,037,000

                Total              17            3,912,000

Security and Safety

The Security and Safety Sector concentrates on manufacturing, marketing, and managing the distribution channels required to reach end user customers seeking products that enhance productivity and security in the industrial, construction, and do-it-yourself markets. Security and Safety includes architectural hardware products, such as Schlage locks, Von Duprin exit devices, door-control hardware, steel doors, and electronic access control technologies including, power-operated doors and architectural columns. The sector's manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        Domestic                   13            2,156,000
        International              13            1,052,000

                Total              26            3,208,000


Item 3.   LEGAL PROCEEDINGS

In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for off-site waste disposal cleanup of approximately 26 sites under federal Superfund and similar state laws. In the opinion of the company, pending legal matters, are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

See also the discussion under Item 1 - Environmental Matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December
31, 2000.

The following information is included in accordance with the provision of Part III, Item 10.

                        Date of
                       Service as    Principal Occupation and
                      an Executive   Other Information
Name and Age            Officer      for Past Five Years

Herbert L. Henkel(52)    4/5/99      Chairman of Board (since May
                                       2000) and Chief Executive
                                       Officer (since October
                                       1999), President and
                                       Director (since April
                                       1999); (Chief Operating
                                       Officer April 1999 -
                                       October 1999; Textron,
                                       President, February 1999
                                       - March 1999 and Chief
                                       Operating Officer, 1998 -
                                       March 1999; President of
                                       Textron's Industrial
                                       Products Segment 1994-
                                       1998)
David W. Devonshire (55) 1/12/98     Executive Vice President
                                       (since January 2000)
                                       and Chief Financial
                                       Officer (since 1998);
                                       (Senior Vice President,
                                       1998 - January 2000; Owens
                                       Corning, Senior Vice
                                       President and Chief
                                       Financial Officer, 1993 -
                                       1997)
Brian D. Jellison (55)    2/7/96     Executive Vice President
                                       (since 1998) and Sector
                                       President, Infrastructure
                                       (since July 2000); (Vice
                                       President and President of
                                       the Architectural Hardware
                                       Group, 1995 - 1998)
Rone H. Lewis (56)       3/20/00     Senior Vice President (since
                                       June 2000)and Sector
                                       President, Independent
                                       Power (since October
                                       2000);(President
                                       e-Business Sector, March
                                       2000- January 2001;
                                       Surety.com, Vice
                                       President, Business
                                       Development, 1996-2000)
Gordon A. Mapp (54)      6/14/00     Senior Vice President,
                                       Sector President,
                                       Climate Control (since
                                       June 2000)
                                       (President, Air Solutions
                                       Group and Industrial
                                       Productivity-Vice
                                       President, 1999-2000;
                                       President, Air Compressor
                                       Group 1998-1999, Vice
                                       President and General
                                       Manager, North American
                                       Division, Thermo King
                                       1993-1998)
Patricia Nachtigal (54)  11/2/88     Senior Vice President (since
                                       June 2000) and General
                                       Counsel (Vice President
                                       1988-2000)
Michael D. Radcliff (50) 1/15/01     Senior Vice President,
                                       President, e-Business
                                       Sector, and Chief
                                       Technology Officer (since
                                       January 2001); (Owens
                                       Corning, Vice President
                                       and CIO, and President and
                                       CEO of Integrex (an Owens
                                       Corning subsidiary) 1994
                                       - 2000)
Don H. Rice (56)         2/1/96      Senior Vice President,
                                       Global Business Services
                                       and Human Resources,
                                       (since 2000) (Vice
                                       President, Human
                                       Resources, 1995-2000)
Randy P. Smith (51)      2/3/00      Senior Vice President (since
                                       June 2000)and Sector
                                       President, Security and
                                       Safety (since February
                                       2000); (Vice President,
                                       February 2000 - June 2000
                                       Textron Fastening
                                       Systems, President 1998-
                                       2000, Emerson Electric,
                                       President 1993-1998)
John E. Turpin (54)       1/8/01     Senior Vice President
                                       and Sector President,
                                       Industrial Productivity
                                       (since January 2001); (The
                                       Stanley Works, Vice
                                       President, Operational
                                       Excellence, 1997-2000,
                                       Vice President,
                                       Operations, 1995-1997)
Steven R. Shawley (48)    6/1/98     Vice President and
                                       Controller (Controller
                                       1998-1999, Thermo King
                                       Business Unit Controller
                                       1994-1998)

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

                                        Common Stock
                             High            Low       Dividend
2000
First quarter            $57   3/4       $34 1/8           $.17
Second quarter            51   3/8        39 3/8            .17
Third quarter             48   3/4        31 7/8            .17
Fourth quarter            44 13/16        29 1/2            .17
1999
First quarter            $52  7/16       $44 5/8           $.15
Second quarter            73 13/16        49 7/8            .15
Third quarter             67 11/16        53                .17
Fourth quarter            58   1/2        44 7/8            .17

The Bank of New York (Church Street Station, P.O. Box 11258, New
York, NY 10286-1258, (800)524-4458) is the transfer agent,
registrar and dividend reinvestment agent.

On March 5, 2001, as part of the consideration for the acquisition of Taylor Industries, the company issued 352,812 shares of the company's common stock. These shares were previously held as treasury stock and had not been registered.

There are no significant restrictions on the payment of dividends. The approximate number of record holders of common stock as of February 28, 2001 was 10,973.

Item 6.   SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, is as follows (in millions except per share amounts):

                            2000      1999       1998      1997       1996
Net sales              $ 8,798.2  $7,842.6   $7,540.2  $6,374.2   $5,973.5

Earnings from continuing
  operations               546.2     563.1      481.6     367.6      342.3

Total assets            10,528.5   8,400.2    7,926.4   8,033.8    5,232.2

Long-term debt           1,540.1   2,113.3    2,166.0   2,528.0    1,163.8

Shareholders' equity     3,495.2   3,083.0    2,730.1   2,364.8    2,109.9

Basic earnings per share:
  Continuing operations    $3.39     $3.44      $2.94     $2.25      $2.12
  Discontinued operations   0.76      0.17       0.17      0.08       0.10

Diluted earnings per share:
Continuing operations      $3.36     $3.40       $2.91    $2.23      $2.11
Discontinued operations     0.76      0.17        0.17     0.08       0.10

Dividends per common
  share                     0.68      0.64        0.60     0.57       0.52

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Net earnings for 2000 were $669.4 million, or diluted earnings per share of $4.12. For the year net earnings from continuing operations were $546.2 million or diluted earnings per share of $3.36. Net earnings from discontinued operations contributed $123.2 million or $0.76 diluted earnings per share.

During 2000, the following significant events occurred that affect year-to-year comparisons:

O  On June 14, 2000, the company acquired Hussmann
   International, Inc. (Hussmann), for approximately $1.7 billion in cash including amounts paid for outstanding stock options, debt retirement, employee contracts and transaction costs. Hussmann's business is the design, production, installation and service of merchandising and refrigeration systems for the global food industry.

O In early 2000, the company completed the purchase of Dresser-Rand Company (D-R) by acquiring the joint venture partner's 51% share. The company had been reporting the results of D-R as discontinued operations. Since the sale of D-R was not completed within a year, D-R is now presented for all periods as results from assets held for sale, net of tax.

O In order to reposition itself for the future, the company began a program to restructure and initiate productivity investments across its worldwide operations. The total pretax cost of this program will be approximately $325 million and will include plant rationalizations, organizational realignments consistent with the company's new market-based structure and the consolidation of back office processes. Every business sector has been impacted by the program, which will result in closing over 50 facilities, 40% of which are factories, and an 8% reduction in the workforce.

O The company implemented Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of 2000. This required the company to include the revenues billed for shipping and handling in net sales. The effect was to increase net sales and cost of goods sold by $180.6 million in 2000, $175.9 million in 1999, and $155.5 million in 1998.

Sales for 2000 were $8,798.2 million, an increase of approximately 12% over the $7,842.6 million in 1999. This increase includes the favorable effect of the Hussmann acquisition. Excluding Hussmann, sales increased approximately
3%.

Cost of goods sold, and selling and administrative expenses in 2000 include charges for productivity investments. Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements. Charges for productivity investments are expensed as incurred. Productivity investments were incurred by all business segments. The following table shows the 2000 results adjusted for productivity investments:

                  Reported     Productivity     Adjusted
In millions        results      investments      results
Cost of goods
  sold           $6,461.0         $22.0        $6,439.0
Selling and
  administrative
  expenses        1,146.7          28.0         1,118.7

Cost of goods sold in 2000 was 73.4% of sales as compared to 72.6% in 1999. Excluding productivity investments, the ratio was 73.2% of sales. The increase in the ratio of cost of goods sold to sales was due to the inclusion of Hussmann, which historically has had a higher ratio than the company has maintained.

Selling and administrative expenses were 13.0% of sales in 2000 as compared to 13.4% for 1999. Adjusted selling and administrative expenses were 12.7% of sales in 2000. The decrease in the ratio reflects that Hussmann's ratio was historically lower than the company's.

Restructuring charges for 2000 were $76.2 million. The restructuring program began in the third quarter of 2000 and is expected to be substantially complete by the end of 2001. Restructuring charges of $65.8 million consist of severance and other employee termination costs, while facility exit costs including lease terminations totaled $10.4 million. Charges related to employee severance and other employee termination costs cover approximately 2,100 employees, of which 55% were terminated as of December 31, 2000.

Operating income for the year totaled $1,114.3 million, a slight increase over 1999 operating income of $1,099.3 million. Restructuring and productivity investments charges included in operating income were $76.2 million and $50.0 million, respectively. Excluding restructuring and productivity investments, as well as the increase due to the inclusion of the Hussmann acquisition, operating income increased by approximately 6%.

Interest expense for the year totaled $253.7 million versus $203.1 million for 1999. The increase is due to the impact of the debt incurred to purchase Hussmann. Interest expense from the debt required to purchase D-R is included in results from assets held for sale, net of tax.

Other income (expense), net, includes foreign exchange activities, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items. In 2000, these activities resulted in a net expense of $15.3 million, a favorable change of $7.0 million from the $22.3 million net expense reported in 1999. This positive change is attributable to the gains from the sale of three joint ventures, partially offset by higher foreign exchange losses.

The company's charges for minority interests are composed of two items: (1) charges associated with the company's equity-linked securities, and (2) interests of minority owners (less than 50%) in consolidated subsidiaries of the company. Minority interest charges increased due to higher earnings in jointly owned entities in which the company has the majority ownership, while charges for equity-linked securities were comparable.

Results from assets held for sale, net of tax, contains the unsold portion of D-R. During the third quarter, the results from D-R were reclassified from discontinued operations to results from assets held for sale since its sale was not completed within a year. The company's portion of the net earnings of D-R for 2000 was $23.3 million. These earnings include a $30.2 million after-tax gain on the sale of D-R's compression services business, after-tax restructuring charges and productivity investments of $9.9 million, interest expense net of tax on acquisition debt, and a foreign sales corporation tax benefit.

The company's effective tax rate for continuing operations was 34.1% in 2000 and 34.8% in 1999. The company's effective tax rate for continuing operations excluding D-R and restructuring and productivity investments charges was 34.8% in 2000 and 35.5% in 1999. The effective tax rate in 2000 includes tax credits generated by the company's foreign sales corporation and other ongoing tax planning initiatives. The variance between the company's rate and the statutory rate of 35.0% is primarily due to lower tax rates associated with foreign earnings, the foreign sales corporation, tax benefits associated with income in Puerto Rico, offset by the effect of state and local taxes and the nondeductibility of goodwill.

Earnings from discontinued operations, net of tax, were $123.2 million for 2000. This represents the Ingersoll-Dresser Pump Company (IDP) operating loss of $1.6 million in 2000, and an after-tax gain of $124.8 million recorded on the sale of IDP (See
Note 4 to the Consolidated Financial Statements).

Outlook

The world economy in 2001 is difficult to predict. This is especially true in the United States, where economic activity has declined in the last several months of 2000. Declines have occurred in key markets, particularly automotive, truck and trailer, and road development. Construction markets have stayed steady, but it is expected that they will also decline in the first half of 2001. Stronger results are expected from the air solutions, and security and safety businesses. The company expects its revenue to be up slightly, driven by new product
introductions.   The company's new product introductions
scheduled for 2001 include electronic access products, new compact equipment offerings, a safe tire mounting system, new climate control offerings as well as a 70 kilowatt microturbine. The company expects Hussmann to add to earnings since it will be included for a full year. The company also expects to receive the initial benefit from productivity investments. The company anticipates pricing pressure in certain end-markets and product mix changes to negatively impact both revenue growth and earnings. It is expected that the company will spend about 6 cents per share to commercialize the PowerWorks microturbine product line.

Another significant factor in 2001 will be the conversion of the equity-linked securities in May. This will add approximately 8 million shares to the total number of outstanding shares of common stock, which will cause dilution of earnings per share.

The company believes that 2001 will be a challenging year, but will produce another strong earnings performance.

Review of Business Segments

Climate Control

The Climate Control Sector includes Thermo King transport temperature control equipment, and Hussmann display case refrigeration. The sector's revenues for 2000 totaled $2,021.1 million compared with $1,221.8 million in 1999. The sector's revenues increased approximately 65% due to the inclusion of Hussmann, which was acquired on June 14, 2000. Operating income for the year was $206.4 million, which included restructuring charges of $3.6 million and productivity investments of $6.9 million. Operating income for 1999 totaled $166.5 million.
During 2000, the Thermo King business was adversely affected by a severe decline in the North American truck and trailer market, continued weak truck and trailer results in Europe, and the unfavorable effect of currency. However, the bus air conditioning and sea-going container businesses improved substantially. Hussmann's operating results were consistent with expectations, but reduced capital spending by several major supermarket chains affected revenues. Operating margins for the sector declined from 13.6% to 10.2% due to the inclusion of Hussmann's results, the decline in truck and trailer market and the unfavorable effect of foreign currency.

Industrial Productivity

The Industrial Productivity Sector is composed of a group of businesses focused on providing solutions for customers to enhance industrial efficiency. Reported revenues of $3,025.0 million increased slightly from those reported for 1999 of $2,991.1 million. Operating income was $365.9 million, which included $28.0 million of restructuring charges and $8.1 million of productivity investments charges. Excluding these charges, operating income was $402.0 million, an increase of 15.4% from $348.5 million in 1999. This increase was primarily due to the improved results in the Air Solutions, and Bearings and Components businesses. The Industrial Productivity Sector consists of three segments:

O Air Solutions, which provides equipment and services for compressed air systems, reported sales of $859.5 million for the year an improvement of 12.5% compared to 1999.
    Operating income increased by approximately 21.5%, excluding the effect of restructure charges of $10.5 million and productivity investments of $4.3 million. The business' performance benefited primarily from the increased emphasis on the aftermarket business and ongoing cost and expense reduction activity.

O Bearings and Components provides motion control technologies to the automotive and industrial markets. Revenues for the year declined slightly to $1,185.3 million, from $1,239.5 million for 1999, due to lower volumes in the automotive market. Operating income improved by 9.7% including restructuring and other charges. Significant ongoing cost and expense reduction activities and higher aftermarket revenues contributed to this improvement. Restructuring charges were $11.5 million for this segment, while charges for productivity investments were $1.3 million. The downturn in the production of light trucks and sport-utility vehicles affected the fourth-quarter 2000 revenues of this business.

O Industrial Products includes Club Carr golf cars and utility vehicles, tools and related industrial production equipment. Reported revenues of $980.2 million for the year decreased slightly, compared to $987.3 million in 1999. Excluding last year's revenues from the Automation Division (sold in the fourth quarter of 1999), revenues increased by 6.7%. Operating income of $112.4 million for the year includes charges for restructuring of $6.0 million and productivity investments of $2.5 million. Lower margins resulted from cost pressures in the European industrial business and the unfavorable effects of currency.

Infrastructure

The Infrastructure Sector includes Bobcat compact equipment, road pavers and compactors; portable power products, and drilling equipment. This sector's revenues for the year totaled $2,341.7 million, versus $2,341.5 million for 1999. Bobcat's revenue improvement due to volume gains was offset by lower sales in the balance of the sector. Operating income of $375.5 million includes charges for restructuring of $11.4 million and productivity investments of $8.5 million. Excluding restructure and productivity investments, operating income increased slightly from the 1999 operating income level of $393.1 million.
Operating margins for the sector were impacted significantly by foreign exchange. Bobcat acquired a new product line and continues to introduce new products. This enables them to maintain market share in the compact equipment market. Portable power revenues declined as slowness in national rental accounts occurred. Road development revenues also declined as domestic market softness outweighed growth in Europe.

Security and Safety

The Security and Safety Sector includes architectural hardware products and electronic access-control technologies. For this sector, revenues increased by 9.5% to $1,410.4 million, when compared to the prior year. Operating income for 2000 increased to $271.6 million from $248.4 million in 1999. This sector's operating income included $15.1 million and $8.9 million of charges for restructure and productivity investments, respectively. Revenue growth is attributable to continued strength in both the commercial and residential markets. In addition to higher volumes, profitability is due to productivity improvements and the successful assimilation of recent acquisitions.

Liquidity and Capital Resources

During 2000, the company acquired Hussmann for $1.7 billion in cash, sold IDP for $775 million in cash, and acquired full ownership of D-R for $543 million. The acquisitions of Hussmann and D-R were financed principally by issuing short-term commercial paper and from internally generated cash. The acquisitions of Hussmann and D-R are discussed in Notes 5 and 3, respectively, and the sale of IDP in Note 4, to the Consolidated Financial Statements.

The following table contains several key measures used by management to gauge the company's financial performance:

                                  2000       1999      1998
Working capital (in millions)    $(644)    $1,129      $737
Current ratio                      0.8        1.6       1.5
Debt-to-total capital ratio         48%        42%       44%
Average working capital
  to net sales                     1.5%      11.5%     10.5%
Average days outstanding
  in receivables                   53.3      48.8      51.5
Average months' supply
  of inventory                      2.3       2.4       2.4
Note:  Working capital includes assets held for sale.

The company maintains significant operations in foreign countries; therefore, the movement of the U.S. dollar against foreign currencies has an impact on the company's financial position. Generally, the functional currency of the company's foreign subsidiaries is their local currency. The company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of forward exchange contracts and options. The company attempts, through its hedging activities, to mitigate the impact on income of changes in foreign exchange rates. (Additional information on the company's use of financial instruments can be found in Note 10 to the Consolidated Financial Statements.)

The following points highlight the financial results and financial condition of the company's operations with the impact of foreign currency translation where appropriate:

o Cash and cash equivalents totaled $74.4 million at December 31, 2000, a $148.5 million decrease from the prior year-end balance of $222.9 million. Cash flows from operating activities provided $774.1 million, investing activities used $1,537.2 million and financing activities provided $647.0 million. Net cash used by discontinued operations was $22.1 million. Exchange rate changes during 2000 decreased cash and cash equivalents by $10.3 million.

o Receivables totaled $1,323.5 million at December 31, 2000, compared to $988.5 million at the prior year end, a net increase of $335.0 million. Acquisitions accounted for an increase of $348.8 million. Receivables increased approximately $58.0 million due to higher sales activity during the latter part of the fourth quarter, which were offset by reductions caused by exchange rate changes during 2000. The company also sold an additional $40 million of accounts receivable to a financial institution in 2000. The average days outstanding in receivables was 53.3 days compared to the 1999 level of 48.8 days.

o Inventories amounted to $1,022.9 million at December 31, 2000, an increase of $280.8 million from last year's level of $742.1 million. The net increase in inventories during 2000 is the result of an increase from acquisitions of $132.7 million, a reduction caused by exchange rate changes during the year of $27.8 million, and an overall increase in inventories.

o Prepaid expenses totaled $82.0 million at the end of the year, $21.3 million higher than the balance at December 31, 1999. The increase is associated with pensions and acquisitions.

o Assets held for sale totaled $612.4 million. This reflects a decrease of $187.3 million over the December 31, 1999, balance of $799.7 million. The account balance at the end of 1999 primarily represented the company's investments in their ventures in IDP and D-R. (See Notes 4 and 3 to the Consolidated Financial Statements.) During the current year, activity in this account included the operating results of the joint ventures, the February 2000 purchase of the remaining 51% interest in D-R for $543 million, the divestiture of IDP and D-R compression services business as well as the net change in the assets and liabilities of D-R. The company expects to complete the sale of D-R in 2001.

o Deferred income taxes (current) of $82.0 million at December 31, 2000, represented the deferred tax benefit of the difference between the book and tax values of various current assets and liabilities. The components of the balance are included in Note 17 to the Consolidated Financial Statements.

o Investments in and advances from partially owned equity affiliates at December 31, 2000, totaled $167.6 million, a decrease of $30.6 million over the 1999 balance of $198.2 million. During 2000, the company sold its interests in three partially owned affiliates relating to the manufacture of steering-column assemblies for approximately $37 million in cash. Income and dividends from the investments in partially owned equity affiliates were $8.9 million and $2.8 million, respectively, in 2000. Amounts due from these units were $10.6 million at December 31, 2000. Currency movements were the primary cause of the remaining change in the account balance.

o Net property, plant and equipment increased by $287.8 million in 2000 to a year-end balance of $1,528.0 million. Capital expenditures in 2000 totaled $186.6 million, and acquisitions, net of dispositions added $296.9 million. Foreign exchange fluctuations decreased net fixed assets by approximately $19.4 million. The remaining net decrease was the result of depreciation and sales and retirements.

o Intangible assets, net, totaled $5,105.3 million at December 31, 2000, as compared to $3,726.3 million at December 31, 1999, for a net increase of $1,379.0 million. The amortization expense for the current year was $135.4 million. Acquisition activity accounted for $1.5 billion of the increase with the remainder due to foreign currency translation.

o Deferred income taxes (noncurrent) totaled $114.1 million at December 31, 2000, an amount that was $43.9 million lower than the 1999 balance. The components of this amount at December 31, 2000, can be found in Note 17 to the Consolidated Financial Statements.

o Other assets totaled $290.7 million at year end, an increase of $81.5 million from the 1999 balance, primarily due to an increase in prepaid pensions.

o Accounts payable and accruals totaled $1,698.7 million at December 31, 2000, an increase of $474.3 million from the previous year's balance of $1,224.4 million. Acquisitions, net of dispositions, accounted for approximately $388.6 million of the increase. Restructuring charges, and the timing of payrolls and benefits accounted for the additional increase in 2000.

o Loans payable, including current maturities of long-term debt, were $2,121.8 million at the end of 2000, which reflects a significant increase of $1,626.3 million from the $495.5 million level at December 31, 1999. Loans payable at December 31, 2000, included approximately $742.9 million of current maturities of long-term debt, while only $73.1 million were included in the prior year end balance. The additional increase in loans payable was due to acquisitions, principally Hussmann. In February 2001, the company replaced a portion of loans payable with long-term debt carrying an interest rate of 5.75%.

o Long-term debt, excluding current maturities, totaled $1,540.1 million, a reduction of approximately $573.2 million from the prior year's balance of $2,113.3 million. Reductions in long-term debt of $737.2 million and $6.4 million represent the reclassification of the current maturities of long-term debt to loans payable and the payments of long-term debt, respectively.

o Postemployment and other benefit liabilities at December 31, 2000, totaled $824.8 million, an increase of $19.8 million from the December 31, 1999, balance. Postemployment liabilities include medical and life insurance postretirement benefits, long-term pension and other noncurrent benefit accruals. (See Notes 18 and 19 to the Consolidated Financial Statements for additional information.)

o Minority interest liabilities at December 31, 2000, totaled $110.5 million, which represent a net increase of $14.8 million over the balance at the end of the prior year. This liability represents the ownership interests of other entities in certain consolidated subsidiaries of the company.

o Other liabilities (noncurrent) at December 31, 2000, totaled $188.8 million, an increase of $27.0 million compared to the balance at December 31, 1999. The increase is associated with acquisitions during 2000. Generally, these accruals cover environmental, insurance, legal and other long-term contractual obligations.

o In May 1997, the board of directors authorized the repurchase of up to 15.0 million shares of the company's stock at management's discretion. A total of 9.9 million shares have been purchased since the inception of the program. During 2000, 3.0 million shares were repurchased. Treasury shares were used during the past year for a small acquisition and in connection with shares issued under stock incentive plans.

Other information concerning the company's financial resources, commitments and plans is as follows:

The average short-term borrowings outstanding, excluding current maturities of long-term debt, were $1,352.1 million in 2000, compared to $104.8 million in 1999. The weighted average interest rate during 2000 and 1999 was 6.6%. The maximum amounts outstanding during 2000 and 1999 were $2,533.8 million and $422.4 million, respectively.

The company had $1.3 billion in domestic short-term credit lines and $750.0 million in long-term credit lines at December 31, 2000, all of which were unused. Additionally, $602.8 million of foreign credit lines were available for working capital purposes, $433.3 million of which was unused at the end of the year. These facilities exceed projected requirements for 2000 and provide direct support for commercial paper and indirect support for other financial instruments, such as letters of credit and comfort letters.

In 2000, foreign currency translation adjustments decreased shareholders' equity by $86.0 million. This was due to the strengthening of the U.S. dollar against other currencies in countries where the company has significant operations. Currency fluctuations in the euro, euro-linked currencies and the British pound accounted for nearly all of the change.

The company utilizes two wholly owned special purpose subsidiaries to purchase accounts and notes receivable at a discount from the company on a continuous basis. These special purpose subsidiaries simultaneously sell an undivided interest in these accounts and notes receivable to a financial institution up to a maximum of $210.0 million in 2000 and $170.0 million in 1999. The agreements between the special purpose corporations and the financial institution do not have predefined expiration dates. The company is retained as the servicer of the pooled receivables. At December 31, 2000 and 1999, $210.0 million and $170.0 million of such receivables, respectively, remained uncollected.

Capital expenditures were $186.6 million and $190.5 million in 2000 and 1999, respectively. The company continues investing to improve manufacturing productivity, reduce costs, and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2001 is estimated at approximately $220 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at the option of the company without incurring substantial charges. There are no planned projects, either individually or in the aggregate, that represent a material commitment for the company.

At December 31, 2000, employment totaled 50,855. This represents an increase over the prior year's level of 46,062. This increase is due to the acquisitions during the year offset by the terminations under the company's restructuring program.

Financial Market Risk

The company generates foreign currency exposures in the normal course of business. To mitigate the risk from foreign currency exchange rate fluctuations, the company will generally enter into forward currency exchange contracts for the purchase or sale of a currency in accordance with the company's policies and procedures. The company applies sensitivity analysis and value at risk (VAR) techniques when measuring the company's exposure to currency fluctuations. VAR is a measurement of the estimated loss in fair value until currency positions can be neutralized, recessed or liquidated and assumes a 95% confidence level with normal market conditions. The potential one-day loss, as of December 31, 2000, was $3.3 million and is considered insignificant in relation to the company's results of operations and shareholders' equity.

With regard to interest rate risk, the effect of a hypothetical 1% increase in interest rates, across all maturities, would decrease the estimated fair value of the company's long-term debt at December 31, 2000, from $1,537.1 million to an estimated fair value of $1,465.0 million.

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

During 2000, the company spent approximately $5.0 million on capital projects for pollution abatement and control, and an additional $6.0 million for environmental remediation expenditures at sites presently or formerly owned or leased by the company. It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant. Therefore, the accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

New Accounting Standard

The company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its amendments as of January 1, 2001. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives will be recognized in earnings or other comprehensive income, depending on the designated purpose of the derivative. The company recorded approximately $1.2 million after tax as the cumulative effect adjustment as a decrease to accumulated other comprehensive income at January 1, 2001.

1999 Compared to 1998

Sales for 1999 totaled $7.8 billion, which generated $1,099.3 million of operating income and $563.1 million of net earnings from continuing operations ($3.40 diluted earnings per share). Net earnings from discontinued operations totaled $28.0 million ($0.17 diluted earnings per share).

For 1998, sales were $7.5 billion, which generated $969.1 million of operating income and produced net earnings from continuing operations for the year of $481.6 million ($2.91 diluted earnings per share). In 1998, net earnings from discontinued operations totaled $27.5 million ($0.17 diluted earnings per share).

A comparison of key financial data between 1999 and 1998 follows:

o Net sales in 1999 amounted to $7.8 billion, reflecting a 4.0% improvement over the 1998 total of $7.5 billion. Net sales for 1999 and 1998 include increases of $175.9 million and $155.5 million, respectively, for the implementation of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

o Cost of goods sold in 1999 was 72.6% of sales, compared to 73.5% in 1998. The ratio of cost of goods sold to sales reflected a marked improvement in 1999 compared to 1998 based on the continued success of the company's asset-management, strategic-sourcing and productivity improvement programs. Cost of goods sold includes the reclassification of shipping and handling fees.

o Selling and administrative expenses were 13.4% of sales in 1999, compared to 13.6% for 1998. This decrease is attributable to the company's cost-containment programs.

o Operating income for the year totaled $1,099.3 million, a 13.4% increase compared to 1998 operating income of $969.1 million. The ratio of operating income to sales in 1999 was 14.0%, compared to 12.9% for the prior year. This improvement was the combined effect of the company's aggressive productivity-improvement and procurement programs, and the continued stability of domestic markets.

o Interest expense for the year totaled $203.1 million versus $224.1 million for 1998. The reduction in interest expense totaled $21.0 million principally due to lower average outstanding debt balances during 1999 when compared to the prior year.

o Other income (expense), net, is the sum of foreign exchange activities, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items. In 1999, these activities resulted in a net expense of $22.3 million, an unfavorable change of $7.0 million compared to the 1998 net other expense of $15.3 million. This change was caused by lower earnings from partially owned equity affiliates, lower miscellaneous income and higher miscellaneous expenses, which were offset by a favorable change in foreign currency activity in 1999 when compared to the prior year.

o The company's charges for minority interests are composed of two items: (1) charges associated with the company's equity-linked securities (issued during the first quarter of 1998), which totaled $25.6 million in 1999 and $19.7 million in 1998, and (2) interests of minority owners (less than 50%) in a consolidated unit of the company, which totaled $3.5 million in 1999 and $3.8 million in 1998.

o Results from assets held for sale (net of tax) represents the company's equity in the earnings of D-R. Equity earnings of D-R were $18.2 million in 1999 and $26.1 million in 1998.

o The company's effective tax rates for 1999 and 1998 were 34.8% and 34.2%, respectively. The variance from the 35.0% statutory rate primarily was due to lower tax rates associated with foreign earnings, the foreign sales corporation, favorable tax benefits associated with income earned in Puerto Rico, offset by the effect of state and local taxes and the nondeductibility of a portion of goodwill.

o Discontinued operations (net of tax) for 1999 amounted to $28.0 million, which was $0.5 million higher than the $27.5 million for the year ended December 31, 1998. This category represents the company's 51% interest in IDP, net of appropriate taxes. Additional information on discontinued operations is contained throughout this report and in Note 4 to the Consolidated Financial Statements.

At December 31, 1999, employment totaled 46,062. This represents a slight decrease from 1998's level of 46,525.

During 1999, the company made progress in improving its liquidity and capital resources through its aggressive asset management programs and the ability to generate $854.7 million of cash flow from its operations. These actions contributed to the company's reduction in its debt-to-total capital ratio from 44% at the end of 1998 to 42% at December 31, 1999. In addition, adjusting the December 31, 1999, short-term liability for the purchase of the remaining interest in IDP lowers the debt-to-total capital ratio to 38%.

The following points highlight the financial results and financial condition of the company's operations with the impact of foreign currency translation where appropriate:

o Cash and cash equivalents totaled $222.9 million at December 31, 1999, a $179.4 million increase from the prior year-end balance of $43.5 million. Cash flows from operating activities provided $854.7 million, investing activities used $237.0 million and financing activities used $445.1 million. Exchange rate changes during 1999 decreased cash and cash equivalents by $7.8 million.

o Receivables totaled $988.5 million at December 31, 1999, compared to $963.7 million at the prior year end, a net increase of $24.8 million. The increase is attributable to higher sales activity during the latter part of the fourth quarter and acquisitions, which were offset by reductions caused by exchange rate changes during 1999. The company focuses on decreasing its receivables base through its asset-management program, which produced a reduction in the average days outstanding in receivables to 48.8 days from the 1998 level of 51.5 days.

o Inventories amounted to $742.1 million at December 31, 1999, a decrease of $82.7 million from 1998's level of $824.8 million. The net reduction to inventories during 1999 is the net result of the reduction caused by exchange rate changes during the year of $31.5 million, the company's effort to reduce inventories, and the net effect of reductions caused by dispositions exceeding increases from acquisitions.

o Prepaid expenses totaled $60.7 million at the end of 1999, $5.0 million higher than the balance at December 31, 1998. The increase is associated with a general increase in prepaid expense accounts from acquired companies during the year.

o Assets held for sale totaled $799.7 million. This reflects an increase of $399.6 million compared to the December 31, 1998, balance of $400.1 million. The account balance at the end of 1998 primarily represents the company's investments in IDP and D-R, which are now identified as discontinued operations and results from assets held for sale (net of tax), respectively. (See Notes 4 and 3 to the Consolidated Financial Statements.) During 1999, this account was increased by the operating results of the joint ventures, and the December 31, 1999, purchase of the remaining 49% interest in IDP for $377.0 million, as well as the net change in the assets and liabilities of IDP.

o Deferred income taxes (current) of $53.9 million at December 31, 1999, represented the deferred tax benefit of the difference between the book and tax values of various current assets and liabilities. The components of the balance are included in Note 17 to the Consolidated Financial Statements.

o Investments in and advances with partially owned equity affiliates at December 31, 1999, totaled $198.2 million, an increase of $14.6 million compared to the 1998 balance of $183.6 million. This category includes the company's investments in partially owned equity affiliates (i.e. 50% or less ownership). Income and dividends from the investments in partially owned equity affiliates were $9.5 million and $6.4 million, respectively, in 1999. Amounts due to these units increased $1.5 million from December 31, 1998. Currency movements were the primary cause of the remaining change in the account balance.

o Net property, plant and equipment increased by $3.5 million in 1999 to a year-end balance of $1,240.2 million. Capital expenditures in 1999 totaled $190.5 million, and acquisitions (net of dispositions) added $2.7 million. Foreign exchange fluctuations decreased net fixed assets by approximately $21.2 million. The remaining net decrease was the result of depreciation and sales and retirements.

o Intangible assets, net, totaled $3,726.3 million at December 31, 1999, as compared to $3,765.8 million at December 31, 1998, for a net decrease of $39.5 million. The amortization expense for 1999 was $112.8 million. Acquisition activity and the effects of foreign currency translation accounted for the balance of the change.

o Deferred income taxes (noncurrent) totaled $158.0 million at December 31, 1999, an amount that was $48.0 million lower than the 1998 balance. The components comprising the balance at December 31, 1999, can be found in Note 17 to the Consolidated Financial Statements.

o Other assets totaled $209.2 million at December 31, 1999, an increase of $33.5 million from the 1998 balance, primarily due to an increase in prepaid pensions of $32.0 million.

o Accounts payable and accruals totaled $1,224.4 million at December 31, 1999, a decrease of $60.0 million from 1998's balance of $1,284.4 million. Reduced inventory levels at year end and acquisitions, net of dispositions, along with the timing of payrolls and benefits accounted for the reduction in 1999.

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

o Long-term debt, excluding current maturities, totaled $2,113.3 million, a reduction of approximately $52.7 million from the prior year's balance of $2,166.0 million. Reductions in long-term debt of $73.1 million represent the reclassification of the current maturities of long-term debt to loans payable. Long-term financings for plant and office expansions accounted for the modest increase in debt activity for the year.

o Postemployment and other benefit liabilities at December 31, 1999, totaled $805.0 million, a decrease of $15.5 million from the December 31, 1998, balance. Postemployment liabilities include medical and life insurance postretirement benefits, long-term pension and other noncurrent benefit accruals. (See Notes 18 and 19 to the Consolidated Financial Statements for additional information.)

o Minority interest liabilities at December 31, 1999, totaled $95.7 million, which represented a net increase of $62.1 million from the balance at the end of the prior year. This liability represents the ownership interests of other entities in certain consolidated subsidiaries of the company. The increase for 1999 primarily represents an equity interest purchase by a vendor in an entity controlled by the company.

o Other liabilities (noncurrent) at December 31, 1999, totaled $161.8 million, an increase of $9.3 million from the balance at December 31, 1998. The increase is associated with acquisitions during 1999. These obligations are not expected to be paid in the next year. Generally, these accruals cover environmental, insurance, legal and other long-term contractual obligations.

Other information concerning the company's financial resources, commitments and plans is as follows:

The average short-term borrowings outstanding, excluding current maturities of long-term debt, was $104.8 million in 1999, compared to $314.8 million in 1998. The weighted average interest rate during 1999 was 6.6%, compared to 6.3% during 1998.
The maximum amounts outstanding during 1999 and 1998 were $422.4 million and $794.1 million, respectively.

The company had $1.3 billion in domestic short-term credit lines and $750.0 million in long-term credit lines at December 31, 1999, all of which were unused. Additionally, $599.8 million of foreign credit lines were available for working capital purposes, $527.3 million of which was unused at the end of the year.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated February 6, 2001, are incorporated by reference to the company's Current Report on Form
8-K dated February 9, 2001.

(b) The unaudited quarterly financial data for the two-year period ended December 31, is as follows (in millions except per share amounts):

                      Net     Cost of    Operating         Net
2000                sales   goods sold      income    earnings
First quarter    $2,020.4     $1,481.6    $  269.3      $136.0
Second quarter    2,232.9      1,614.8       348.5       175.4
Third quarter     2,300.8      1,713.8       246.0       251.9
Fourth quarter    2,244.1      1,650.8       250.5       106.1
  Year 2000      $8,798.2     $6,461.0    $1,114.3      $669.4
1999
First quarter    $1,933.6     $1,432.7    $  238.6      $121.1
Second quarter    2,089.6      1,516.0       304.8       166.6
Third quarter     1,888.9      1,367.5       272.9       137.5
Fourth quarter    1,930.5      1,374.7       283.0       165.9
  Year 1999      $7,842.6     $5,690.9    $1,099.3      $591.1

All amounts shown have been restated to reflect adoption of Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of 2000. The impact increased net sales and cost of goods sold by $180.6 million for the year 2000 and $175.9 million for the year 1999.
                         2000                      1999
                  Basic       Diluted        Basic       Diluted
               earnings      earnings     earnings      earnings
                    per           per          per           per
                 common        common       common        common
                  share         share        share         share

First quarter    $0.84         $0.83         $0.74         $0.73
Second quarter    1.09          1.08          1.01          0.99
Third quarter     1.56          1.55          0.84          0.83
Fourth quarter    0.66          0.66          1.02          1.01
  Year           $4.15         $4.12         $3.61         $3.57


Item 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is (i) incorporated by reference in this Form 10-K Annual Report from pages 4 through 6, and 22 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 2, 2001, and (ii) included after Item 4 in Part I of this Form 10-K Annual Report.

Item 11.  EXECUTIVE COMPENSATION

Information on executive compensation is incorporated by reference in this Form 10-K Annual Report from pages 7 through 17 of the company's definitive proxy statement for the Annual
Meeting of Shareholders to be held on May 2, 2001.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information on security ownership of directors and nominees, directors and officers as a group and certain beneficial owners is incorporated by reference in this Form 10-K Annual Report on pages 3 and 4 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 2, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated by reference in this Form 10-K Annual Report from page 22 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 2, 2001.

                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1. and 2.    Financial statements and financial statement
                 schedules
                 The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 6, 2001, included as Exhibit 13 and the unaudited quarterly financial data included in Part II Item 8(b) are incorporated by reference in this Form 10-K Annual Report.
                 The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual
                 Report to Shareholders for 2000.

                 Separate financial statements for all 50 percent or less owned companies, accounted for by the equity method have been omitted because no individual entity constitutes a significant subsidiary.

(b)              Reports on Form 8-K
                 A Current Report on Form 8-K (Item 7) dated
                 November 3, 2000 reporting of pro forma
                 financial information reflecting Dresser-Rand
                 Company as continuing operations.

                 A Current Report on Form 8-K (Item 5) dated
                 February 6, 2001 reporting the Debt Securities Underwriting Agreement Standard Provisions relating to Registration Statement No. 333-50902.

                 A Current Report on Form 8-K (Item 5) dated
                 February 9, 2001 reporting the filing of Exhibit 12 - Computation of the Ratio of Earnings to Fixed Charges and Exhibit 13 - Audited Financial Statements at and for the year ended December 31, 2000.

                 A Current Report on Form 8-K/A (Item 5) dated
                 February 9, 2001 amending the filing of Exhibit
                 23 - Consent of PricewaterhouseCoopers LLP.

          3.     Exhibits
                 The exhibits listed on the accompanying index to exhibits are filed as part of this Form 10-K
                 Annual Report.


                     INGERSOLL-RAND COMPANY

                 INDEX TO FINANCIAL STATEMENTS
               AND FINANCIAL STATEMENT SCHEDULES
                     (Item 14 (a) 1 and 2)


                                                          Form
                                                          10-K
Consolidated Financial Statements:
  Report of independent accountants                          *
  Consolidated balance sheet at
    December 31, 2000 and 1999                               *
  For the years ended December 31, 2000, 1999
    and 1998:
    Consolidated statement of income                         *
    Consolidated statement of shareholders'
      equity                                                 *
    Consolidated statement of cash flows                     *
  Notes to consolidated financial statements                 *
Selected unaudited quarterly financial data                 **

Financial Statement Schedule:
  Report of independent accountants on
    financial statement schedule                    See below
  Consolidated schedule for the years ended
    December 31, 2000, 1999 and 1998:
    Schedule II -- Valuation and Qualifying
      Accounts                                      See below


* Incorporated by reference to the company's Current Report on Form 8-K dated February 9, 2001.

**  See Item 8 Financial Statements and Supplementary Data.

Financial statement schedules not included in this Form 10-K
Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Ingersoll-Rand
Company:

Our audits of the consolidated financial statements of Ingersoll-Rand Company (the "company") referred to in our report dated February 6, 2001, appearing in the company's Current Report on Form 8-K, dated February 9, 2001 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/S/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
February 6, 2001



               CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-50902) and to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-42133, No. 333-19445, No. 333-67257 and No. 333-
00829) of Ingersoll-Rand Company (the "company") of our report dated February 6, 2001 relating to the financial statements which appears in the company's Current Report on Form 8-K, dated February 9, 2001, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 6, 2001 relating to the financial statement schedule, which appears in this Form 10-K.



/S/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 20, 2001
                                                 SCHEDULE II



                     INGERSOLL-RAND COMPANY

               VALUATION AND QUALIFYING ACCOUNTS

      FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                     (Amounts in millions)



                                 Additions
                                charged to
                    Balance at   costs and               Balance
                     beginning    expenses  Deductions    at end
Description            of year         (*)        (**)   of year

2000
Doubtful accounts      $ 33.4      $ 16.6      $  7.2     $ 42.8

1999
Doubtful accounts      $ 35.4      $  8.7      $ 10.7     $ 33.4

1998
Doubtful accounts      $ 29.4      $ 10.5      $  4.5     $ 35.4



(*) "Additions" include foreign currency translation and business acquisitions.

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

3 (iv) Amendment to Restated Certificate of Incorporation of
Ingersoll-Rand Company filed December 22, 1998.  Filed herewith.

3 (v) By-Laws of Ingersoll-Rand Company, as amended through
May 4, 2000.  Filed herewith.

4 (i) Rights Agreement, dated as of November 9, 1998.
Incorporated by reference from Form 8-A/A of Ingersoll-
Rand Company filed on November 13, 1998.

4 (ii) Indenture, dated as of August 1, 1986 between Ingersoll-
Rand Company and The Bank of New York, as Trustee, as supplemented. Incorporated by reference to Exhibits 4.1, 4.2 and
4.3 of the company's Form S-3 Registration Statement
No. 33-39474 and Exhibit 4.2 to Form S-3 Registration Statement
No. 333-50902.

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

10 (iii) (a) Management Incentive Unit Plan of Ingersoll-Rand Company. Amendment to the Management Incentive Unit Plan,
effective January 1, 1982.   Amendment to the Management
Incentive Unit Plan, effective January 1, 1987. Amendment to the Management Incentive Unit Plan, effective June 3, 1987. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10 (iii) (b) Amended and Restated Ingersoll-Rand Company Director
Deferred Compensation and Stock Award Plan.  Filed herewith.

10 (iii) (c) Description of Bonus Arrangement for Sector
Presidents of Ingersoll-Rand Company. Filed herewith.

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

10 (iii) (j) Restated Supplemental Pension Plan. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1995, filed March 29, 1996.

10 (iii) (k) Supplemental Stock and Savings Investment Plan effective as of January 1, 1989. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December
31, 1993, filed March 30, 1994.

10 (iii) (l) Supplemental Retirement Account Plan effective as of January 1, 1989. Incorporated by reference to Form
10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10 (iii) (m) Incentive Stock Plan of 1995 of Ingersoll-Rand Company. Incorporated by reference to the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement dated March 15, 1995. See Appendix A of the Proxy Statement dated March 15, 1995.

10 (iii) (n) Senior Executive Performance Plan. Incorporated by reference to the Notice of 2000 Annual Meeting of Shareholders and Proxy Statement dated March 7, 2000. See Appendix A of the
Proxy Statement dated March 7, 2000.

10 (iii) (o) Amended and Restated Elected Officers Supplemental
Plan. Incorporated by reference to Form 10-K of Ingersoll-Rand
Company for the year ended December 31, 1998, filed March 30,
1999.

10 (iii) (p) Amended and Restated Executive Deferred Compensation
Plan.  Filed herewith.

10 (iii) (q) Chief Financial Officer Employment Agreement.
Incorporated by reference to Form 10-K for the year ended
December 31, 1997, filed March 6, 1998.

10 (iii) (r) Incentive Stock Plan of 1998 of Ingersoll-Rand
Company. Incorporated by reference to Appendix A to the Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated
March 17, 1998.

10 (iii) (s) Composite Employment Agreement with Chief Executive
Officer. Incorporated by reference to Form 10-K for the year ended December 31, 1999, filed March 30, 2000.

10 (iii) (t) Employment Agreement with Senior Vice President
Rone Lewis.  Filed herewith.

10 (iii) (u) Employment Agreement with Senior Vice President
Michael Radcliff.  Filed herewith.

10 (iii) (v) Employment Agreement with Senior Vice President
Randy Smith.  Filed herewith.

10 (iii) (w) Employment Agreement with Senior Vice President
John Turpin.  Filed herewith.

11 Computation of Earnings Per Share.  Filed herewith.

12 Computations of Ratios of Earnings to Fixed Charges.
Incorporated reference to the Current Report on Form 8-K filed
February 9, 2001.

13 Ingersoll-Rand Company Annual Report to Shareholders for 2000. Incorporated by reference to the Current Report on Form 8-K filed February 9, 2001. Not deemed to be filed as part of this report except to the extent incorporated by reference.

21 List of Subsidiaries of Ingersoll-Rand Company.
Filed herewith.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INGERSOLL-RAND COMPANY
                                                  (Registrant)

                                   By   /S/ David W. Devonshire


                                   Date    March  20,  2001


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                 Date

                                Chairman
                            President, Chief
                           Executive Officer
                         and Director (Principal
/S/ Herbert L. Henkel      Executive Officer)     March  20, 2001
 (Herbert L. Henkel)

                             Executive Vice
                       President, Chief Financial
                           Officer (Principal
/S/ David W. Devonshire     Financial Officer)    March  20, 2001
 (David W. Devonshire)


                          Vice President and
                         Controller (Principal
/S/ Steven R. Shawley     Accounting Officer)     March  20, 2001
 (Steven R. Shawley)


/S/ Joseph P. Flannery          Director          March  20, 2001
 (Joseph P. Flannery)


/S/ Peter C. Godsoe             Director          March  20, 2001
 (Peter C. Godsoe)


/S/ Constance J. Horner         Director          March  20, 2001
 (Constance J. Horner)


/S/ H. William Lichtenberger    Director          March  20, 2001
 (H. William Lichtenberger)


/S/ Theodore E. Martin          Director          March  20, 2001
 (Theodore E. Martin)


/S/ Orin R. Smith               Director          March  20, 2001
 (Orin R. Smith)


/S/ Richard J. Swift            Director          March  20, 2001
 (Richard J. Swift)


/S/ Tony L. White               Director          March  20, 2001
 (Tony L. White)