Form 10-Q
period 2001-05-11
INGERSOLL RAND CO
filed 2001-05-11
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001
                                    or

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

The number of shares of common stock outstanding as of April 30, 2001 was 159,897,672.











                          INGERSOLL-RAND COMPANY

                                FORM 10-Q


                                  INDEX


PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at March 31,
         2001 and December 31, 2000

         Condensed Consolidated Income Statement for the three months ended March 31, 2001 and 2000

         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II. OTHER INFORMATION

         Item 6 - Exhibits and Reports of Form 8-K


SIGNATURES

                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                                 March 31,  December 31,
                                                      2001          2000
Current assets:
 Cash and cash equivalents                       $    76.2     $    74.4
 Marketable securities                                 4.6         125.6
 Accounts and notes receivable, net                1,326.7       1,323.5
 Inventories                                       1,106.5       1,022.9
 Prepaid expenses and deferred income taxes          151.8         164.0
 Assets held for sale                                571.9         612.4
      Total current assets                         3,237.7       3,322.8
Investments in and advances with
 partially owned equity affiliates                   167.9         167.6

Property, plant and equipment, at cost             2,418.2       2,417.9
 Less - accumulated depreciation                     913.8         889.9
   Net property, plant and equipment               1,504.4       1,528.0
Intangible assets, net                             5,054.2       5,105.3
Deferred income taxes                                103.0         114.1
Other assets                                         345.5         290.7
      Total assets                               $10,412.7     $10,528.5

                          LIABILITIES AND EQUITY
Current liabilities:
 Accounts payable and accruals                   $ 1,525.6     $ 1,698.7
 Loans payable                                     1,681.4       2,121.8
 Income taxes                                        118.0         146.1
      Total current liabilities                    3,325.0       3,966.6

Long-term debt                                     2,140.3       1,540.1
Postemployment liabilities                           818.0         824.8
Minority interests                                   111.6         110.5
Other liabilities                                    185.0         188.8
                                                   6,579.9       6,630.8
Company obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the company            402.5         402.5
Shareholders' equity:
 Common stock                                        343.5         343.1
 Other shareholders' equity                        3,385.4       3,398.7
 Accumulated other comprehensive income             (298.6)       (246.6)
      Total shareholders' equity                   3,430.3       3,495.2
      Total liabilities and equity               $10,412.7     $10,528.5

See accompanying notes to condensed consolidated financial statements.


                          INGERSOLL-RAND COMPANY
                 CONDENSED CONSOLIDATED INCOME STATEMENT
                  (in millions except per share figures)


                                                   Three Months Ended
                                                         March 31,

                                                     2001          2000

   Net sales                                     $2,119.6      $2,020.4
   Cost of goods sold                             1,637.7       1,481.6
   Selling and administrative expenses              306.4         269.5
   Restructuring charges                             21.7           -
   Operating income                                 153.8         269.3
   Interest expense                                 (65.9)        (48.2)
   Other income (expense), net                        6.3           2.9
   Minority interests                                (8.5)         (7.5)
   Results from assets held for sale (net
     of tax)                                         (8.2)         (7.9)
   Earnings before income taxes                      77.5         208.6
   Provision for income taxes                        28.2          76.9
   Earnings from continuing operations               49.3         131.7
   Discontinued operations (net of tax)                -            4.3
   Net earnings                                  $   49.3      $  136.0

   Basic earnings per share:
     Continuing operations                       $   0.31      $   0.81
     Discontinued operations                          -            0.03
                                                 $   0.31      $   0.84
   Diluted earnings per share:
     Continuing operations                       $   0.31      $   0.80
     Discontinued operations                          -            0.03
                                                 $   0.31      $   0.83

   Dividends per share                           $   0.17      $   0.17



   See accompanying notes to condensed consolidated financial statements.

                            INGERSOLL-RAND COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in millions)
                                                  Three months ended
                                                        March 31,
                                                     2001       2000
  Cash flows from operating activities:
  Income from continuing operations               $  49.3    $ 131.7
  Adjustments to arrive at net cash
    provided by operating activities:
  Restructure of operations                          21.7        -
  Depreciation and amortization                      84.9       69.0
  Changes in other asset and liabilities, net      (310.9)    (160.2)
  Other, net                                          8.3        8.1
  Net cash (used in) provided by operating
    activities                                     (146.7)      48.6

  Cash flows from investing activities:
  Capital expenditures                              (36.0)     (45.8)
  Acquisitions, net of cash                         (21.2)    (576.3)
  Proceeds from business dispositions                17.5       79.7
  Decrease in marketable securities                  95.4        0.2
  Other, net                                          9.9       19.8
  Net cash provided by (used in) investing
    activities                                       65.6     (522.4)
  Cash flows from financing activities:
  Net change in debt                                164.9      414.5
  Purchase of treasury stock                        (58.1)     (62.3)
  Dividends paid                                    (27.3)     (27.7)
  Proceeds from exercise of stock options             3.8        2.0
  Net cash provided by financing activities          83.3      326.5
  Net cash provided by discontinued operations        -         12.9
  Effect of exchange rate changes on cash and
    and cash equivalents                             (0.4)      (2.5)
  Net increase (decrease) in cash and cash
    equivalents                                       1.8     (136.9)
  Cash and cash equivalents - beginning of period    74.4      222.9
  Cash and cash equivalents - end of period       $  76.2    $  86.0


See accompanying notes to condensed consolidated financial statements.


                       INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three months ended March 31, 2001 and 2000.

Note 2 - During the third quarter of 2000, the company began a restructuring program which includes such actions as plant rationalizations, organizational realignments consistent with the company's new market-based structure and the consolidation of back-office processes. Restructuring charges incurred consist of costs associated with severance and other employee termination benefits, and facility exit costs including lease terminations. Charges related to employee severance and other employee termination costs cover approximately 3,800 employees, of which 58% have been terminated as of March 31, 2001. The restructuring plan is expected to be substantially complete by the end of 2001.

The company recorded pretax restructuring charges by business segment for the three months ended March 31, 2001 as follows:

In millions
Climate Control                                               $10.9
Industrial Productivity:
  Bearings and Components                                       7.1
Infrastructure                                                  2.9
Security and Safety                                             0.8
Total                                                         $21.7

A reconciliation of the restructuring provision is as follows:

                                  Employee
                               termination       Facility
In millions                          costs     exit costs     Total
Provision                            $65.8          $10.4     $76.2
Cash payments                        (31.6)          (0.5)    (32.1)
Asset write-offs                        -            (7.7)     (7.7)
Balance at December 31, 2000          34.2            2.2      36.4
Provision                             21.5            0.2      21.7
Cash payments                        (18.0)          (1.4)    (19.4)
Asset write-offs                       -             (0.1)     (0.1)
Balance at March 31, 2001            $37.7           $0.9     $38.6


Note 3 - The company continues the process to sell the remaining portion of Dresser-Rand Company (D-R). D-R's results were reclassified on the condensed consolidated income statement into results from assets held for sale, net of tax for the three months ended March 31, 2000 from discontinued operations, net of tax.
The net assets of D-R have been included in assets held for sale on the condensed balance sheet for all periods presented. The company expects to complete the transaction in the current year.

Note 4 - In March 2001, the company acquired, for common stock and cash, Taylor Industries, Inc. (Taylor) and an affiliate business, Taylor Refrigeration. Taylor distributes, installs and services refrigeration equipment, food service equipment and electric doors.

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

The results of Hussmann's operations have been included in the consolidated financial statements from the acquisition date. The following pro forma consolidated results for the three months ended March 31, 2000 reflect the acquisition as though it occurred at the beginning of the period after adjustments for interest on acquisition debt, depreciation and amortization of assets, including goodwill, based upon the preliminary purchase price allocations (in millions, except per share amounts):

For the three months ended March 31, 2000

Sales                                                   $2,315.4
Net earnings                                               112.2

Basic earnings per common share
  Continuing operations                                 $   0.66
  Discontinued operations                                   0.03
                                                        $   0.69
Diluted earnings per common share
  Continuing operations                                 $   0.66
  Discontinued operations                                   0.03
                                                        $   0.69

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

Note 5 - Inventories are stated at cost, which is not in excess of market. Most domestically manufactured inventories, excluding the Climate Control Sector, are valued on the last-in, first-out (LIFO) method. The Climate Control Sector and foreign manufactured inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories for the balance sheets presented were as follows (in millions):

                                         March 31,    December 31,
                                              2001            2000
Raw materials and supplies                $  274.9        $  280.2
Work-in-process                              247.2           231.7
Finished goods                               728.9           654.4
                                           1,251.0         1,166.3
Less - LIFO reserve                          144.5           143.4
  Total                                   $1,106.5        $1,022.9


Note 6 - The Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective for the company on January 1, 2001. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives will be recognized in earnings or other comprehensive income, depending on the designated purpose of the derivative. If a derivative qualifies for cash flow hedge accounting the effective portion of changes in fair value is recorded temporarily in other comprehensive income then recognized in earnings along with the related effects of the hedged items. If a derivative qualifies for fair value hedge accounting, the changes in fair value of the derivative and the hedged item are recognized currently in earnings. There was no ineffective portion of hedges reported in earnings in the first quarter of 2001.

The company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes primarily forward and option contracts to manage its foreign currency and commodity exposures, primarily related to forecasted transactions.

Of the approximate $1.2 million, after tax, recorded in equity at January 1, 2001, upon the adoption of these new standards, $0.5 million was reclassified to earnings during the first quarter of 2001. Of the $2.0 million recorded in equity at March 31, 2001, $2.0 million is expected to be reclassified to earnings over the 12 month period ending March 31, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring.

At March 31, 2001, the maximum term of derivative instruments that hedge forecasted transactions, for both foreign currency and commodity hedges, was twelve months.

Derivatives not designated as hedges primarily consist of options
and forward contracts.   Although these instruments are effective
as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.

Note 7 - Information on basic and diluted earnings per share is as follows (in millions):
                                            Three months ended
                                                 March 31,
                                             2001         2000

Average number of basic
   shares                                   160.3        162.0
Shares issuable assuming
   exercise under incentive
   stock plans                                1.0          1.3
Average number of diluted
   Shares                                   161.3        163.3

Note 8 - The components of comprehensive income (loss) are as follows (in millions):
                                            Three months ended
                                                  March 31,
                                             2001         2000

Net earnings                               $ 49.3       $136.0
Other comprehensive income (loss)
  Foreign currency equity adjustment        (33.6)       (17.8)
  Cumulative effect of change in
    accounting principal (SFAS No. 133),
    net of tax                               (1.2)          -
  Cash flow hedges:
    Unrealized loss, net of tax              (1.3)          -
    Reclassification adjustments,
      net of tax                              0.5           -
  Reclassification to realized
    on marketable securities                (16.4)          -
Comprehensive income (loss)                $ (2.7)      $118.2


Note 9 - A summary of operations by reportable segment is as follows:

                                          Three months ended
                                                March 31,
                                            2001         2000
Sales
Climate Control                         $  515.1     $  324.4
Industrial Productivity
  Air Solutions                            196.7        196.6
  Bearings and Components                  272.3        306.8
  Industrial Products                      257.6        253.2
                                           726.6        756.6
Infrastructure Development                 542.9        603.6
Security and Safety                        335.0        335.8
  Total                                 $2,119.6     $2,020.4

Operating income
Climate Control                           $(10.4)      $ 38.7
Industrial Productivity
  Air Solutions                             17.5         19.8
  Bearings and Components                   15.3         32.6
  Industrial Products                       33.7         36.2
                                            66.5         88.6
Infrastructure Development                  62.3         96.9
Security and Safety                         54.3         62.9
Unallocated corporate expense              (18.9)       (17.8)
  Total                                   $153.8       $269.3


No significant changes in assets by geographic area have occurred since December 31, 2000.


                      INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

Net sales for the first quarter of 2001 were $2.1 billion, an increase of 5% compared to the first quarter of 2000. Operating income was $153.8 million, which included $21.7 million of restructure changes and $22.1 million of productivity investments.
The company's net earnings for the first quarter of the year from continuing operations was $49.3 million or diluted earnings per share (DEPS) of $0.31. Excluding charges relating to restructure and productivity investments, DEPS were $0.51. For the first quarter of 2000, sales were $2.0 billion, operating income was $269.3 million and net earnings from continuing operations was $131.7 million or $0.80 of DEPS. The first quarter of 2000 did not include any charges for restructure or productivity investments. The first quarter of 2001 included the results of Hussmann, acquired in June 2000.

Net sales for the first three months of 2001 were $2.1 billion, an increase of 5% over last year's first quarter. Excluding Hussmann, net sales decreased by 7% compared to the first quarter of 2000, primarily due to a 10% decline in North American revenues.

Costs of goods sold, and selling and administrative expense in the first quarter of 2001 include charges for productivity investments. Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements. Charges for productivity investments are expensed as incurred. All business segments incurred productivity investments. The following table shows the 2001 results adjusted for productivity investments:

                    Reported       Productivity   Adjusted
In millions          results        investments    results
Cost of goods
  sold              $1,637.7          12.4        $1,625.3
Selling and
  administrative
  expenses             306.4           9.7           296.7


Cost of goods sold in the first quarter of 2001 was 77.3% of sales as compared to 73.3% in the comparable quarter of 2000. The increase in the ratio of cost of goods sold to sales was due to the inclusion of Hussmann, which historically has had a higher ratio than the company has maintained.

The ratio of selling and administrative expenses to sales was 14.5% for the first three months of 2001, as compared to 13.3% for the first quarter of 2000. Hussmann's earnings have historically followed a distinct seasonal pattern with two-thirds of the earnings produced in the second half of the year, while selling and administrative expenses are incurred fairly evenly throughout the year.

Restructuring charges for the first quarter of 2001 were $21.7 million. The restructuring program began in the third quarter of 2000 and is expected to be substantially complete by the end of 2001. Restructuring charges include $21.5 million of severance and other employee termination costs, while facility exit costs totaled $0.2 million. Charges related to employee severance and other employee termination costs cover approximately 3,800 employees, of which 58% have been terminated as of March 31, 2001. For the three months ended March 31, 2001, the company recorded pretax restructuring charges for the Climate Control Sector of $10.9 million, Bearings and Components Sector of $7.1 million, Infrastructure Sector of $2.9 million, and Security and Safety Sector of $0.8 million.

Operating income for the first quarter of 2001 totaled $153.8 million, a decrease of $115.5 million over the $269.3 million reported for last year's first quarter. Excluding productivity and restructure charges, operating income was $197.6 million, a decrease of $71.7 million from 2000's first quarter.

Interest expense for the first quarter of 2001 was $65.9 million, which was $17.7 million higher than last year's first quarter due to the impact of the debt incurred for the purchase of Hussmann in June 2000. Additionally, interest expense from the debt required to purchase Dresser-Rand Company (D-R) is included in results from assets held for sale, net of tax.

Other income (expense), net, aggregated $6.3 million of income for the three months ended March 31, 2001, as compared to $2.9 million of income in the first quarter of 2000. This favorable change includes a gain of $8.8 million on the sale of the stock of Hanover Compressor Company. This gain was partially offset by increased foreign exchange losses in the first quarter of 2001 over the comparable period of 2000.

Minority interest increased from the first quarter of 2000 as a result of higher earnings from consolidated jointly owned entities in which the company has a majority ownership. Charges associated with the company's equity-linked securities were comparable.

Results from assets held for sale, net of tax, contains the loss from the unsold portion of D-R. D-R's first quarter net loss of $8.2 million included one-time after tax charges of $3.3 million for restructuring charges relating to organizational realignments. Excluding these charges, D-R's net loss amounted to $4.9 million, compared to $7.9 million net loss in the first quarter of 2000. D-R's earnings also include interest expense, net of tax on debt incurred for the acquisition and amortization of goodwill.

The company's effective tax rate for continuing operations for the first quarter of 2001 and 2000 were 36.4% and 36.9%, respectively. Excluding D-R the company's effective tax rate was 33.0% compared to 35.5 % in the first quarter of 2000.

Earnings from discontinued operations (net of tax) for 2000 were the results of Ingersoll-Dresser Pump Company (IDP) sold in the third quarter of 2000.

Incoming orders for the first quarter of the year totaled $2.2 billion, compared to $2.1 billion in the first quarter of 2000. The company's backlog of orders at March 31, 2001, believed by it to be firm, was $1.2 billion, which approximated the backlog at December 31, 2000. The company estimates that approximately 90% of the backlog will be shipped during the next twelve months.

First-quarter Business Segment Review

The Climate Control Sector includes Thermo King transport temperature control equipment, and Hussmann display case refrigeration. The sector's first quarter revenues totaled $515.1 million, with operating income of $5.0 million, excluding restructuring charges of $10.9 million and productivity investments of $4.5 million. Thermo King's revenues declined 15% as growth in the bus air conditioning and seagoing container businesses was more than offset by a severe decline in the North American truck and trailer markets and continued weakness in the European truck and trailer market. Operating margins were significantly lower due to the decline in the higher margin North American business and unfavorable currency comparisons. Deferred capital spending by several major supermarkets chains negatively impacted Hussmann operating results. Backlog and bid activity is strong, indicating that the spending decline appears to be a deferral rather than a permanent loss of business.

The Industrial Productivity Sector is composed of a group of businesses focused on providing solutions for customers to enhance industrial efficiency. First-quarter revenues on a comparable basis declined by approximately 4%. Revenues were $726.6 million, compared to last year's revenues of $756.6 million. Operating earnings, excluding restructure charges of $7.1 million and productivity investments of $4.6 million, decreased by 12% to $78.2 million. All businesses in the sector experienced weaker operating margins. The Industrial Productivity Sector consists of three segments:

O Air Solutions, which provides equipment and services for compressed air systems, reported sales of $196.7 million in the first quarter of 2001, as compared to sales in the first quarter of 2000 of $196.6 million. Operating income excluding the impact of restructuring and productivity investments was approximately the same for the first quarter of 2001 as it was in 2000.

O Bearings and Components provides motion control technologies to the automotive and industrial markets. Revenues for the quarter declined by 11% to $272.3 million. Operating income, excluding charges for restructure of $7.1 million and productivity investments of $1.7 million, was $24.1 million as compared to $32.6 million in the first quarter of 2000. Continued softness in the U.S. automotive and industrial equipment markets contributed significantly to this decline.

O Industrial Products which includes Club Car golf cars and utility vehicles, tools, fluid products, and the independent power business, showed year-over-year revenue growth of 2%, principally reflecting gains at Club Car. Operating margins for the segment declined slightly, mainly due to increased spending on new product introduction, particularly the Powerworks microturbine.

The Infrastructure Sector includes Bobcat compact equipment, road pavers and compactors; portable power products, and drilling equipment. This sector's revenues totaled $542.9 million, a decrease of 10% over last year's first-quarter revenues. Operating earnings, excluding charges of $2.9 million for restructuring and $4.0 million for productivity investments was $69.2 million, a decrease of $27.7 million. The decline reflects weaker North American road development, portable power, and drilling markets combined with dramatically reduced demand from U.S. rental accounts.

The Security and Safety Sector includes architectural hardware products and electronic access-control technologies. For this sector, revenues were flat year-over-year, reflecting the slowing in the U.S. and European commercial and residential markets, offset by an increase in electronic solutions revenues. Sector operating income was $61.5 million excluding charges from restructure of $0.8 million and productivity investments of $6.4 million, as compared to $62.9 million during the first quarter of 2000.

Liquidity and Capital Resources

The company's debt-to-total capital ratio at March 31, 2001, was 49%, compared with 48% reported at December 31, 2000. The increase is attributable to a slight increase in total debt outstanding.
The company's working capital increased by $556.5 million. Working capital was a negative $87.3 million at March 31, 2001, compared to the December 31, 2000 negative balance of $643.8 million.

The company's cash and cash equivalents totaled $76.2 million at March 31, 2001, a slight increase over the $74.4 million at December 31, 2000. Cash flows from operating activities used $146.7 million, investing activities provided $65.6 million and financing activities provided $83.3 million.

Marketable securities decreased from $125.6 million at December 31, 2000 to $4.6 million at March 31, 2001. During the first quarter, the company sold the stock received as partial payment for the reciprocating gas compressor packaging and rental business sold in 2000.

Receivables totaled $1.3 billion at March 31, 2001, which is comparable to the amount reported at December 31, 2000.

Inventories totaled $1,106.5 million at March 31, 2001, which represents an increase of $83.6 million from the year-end balance of $1,022.9 million. The slowing U.S. economy has impacted the company's results. Weakness has been noted in the North American truck and trailer market, continuing weakness in European truck and trailer market, a falloff in North American light vehicle production, deferred capital spending by supermarkets and a decline in purchasing by large U.S. rental companies.

Assets held for sale were $571.9 million at March 31, 2001, a decrease of $40.5 million from December 31, 2000. This account includes the company's remaining investment in D-R. The decrease in net assets as well as the net loss recorded by D-R for the first quarter of 2001 comprised this change.

Intangible assets decreased by $51.1 million during the first three months of 2001. Amortization expense for the quarter was $39.8 million. The remaining change was attributable to acquisitions offset by foreign currency translation.

Loans payable were $1,681.4 million in the first quarter of 2001 compared to $2,121.8 million at December 31, 2000. Short-term debt was refinanced with long-term notes of $600 million in February 2001. The notes are due in 2003 and carry an interest rate of 5.75%.

During the first quarter of 2001, the company repurchased approximately 1.3 million shares of the company's stock. Of this, approximately 350,000 shares were used in connection with the acquisition of Taylor Industries, Inc. A total of 11.2 million shares have been purchased since the inception of the program in 1997.

During the first three months of 2001, foreign currency translation adjustments resulted in a net decrease of $33.6 million in shareowners' equity, caused by the continued strengthening of the U.S. dollar against European currencies.

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

Acquisitions

In March 2001, the company acquired Taylor Industries, Inc.
(Taylor) and its affiliate business, Taylor Refrigeration. Taylor distributes, installs and services refrigeration equipment, food service equipment and electric doors. Taylor is included in the Climate Control Sector.

On August 7, 2000, the company acquired Interflex Datensysteme GmbH (Interflex). Interflex provides integrated products and services for electronic access control, time and attendance recording, personnel scheduling and industrial data management and is included in the Security and Safety Sector.

On June 14, 2000, the company acquired Hussmann for approximately
$1.7 billion. Hussmann is a world leader in the design, production, installation and service of merchandising and refrigeration systems for the global food industry. Hussmann's results have been reported as part of the Climate Control Sector since acquisition.

Discontinued Operations and Dispositions

In September 2000, the company completed the sale of the reciprocating gas compressor packaging and rental business of D-R to Hanover Compressor Company (Hanover). The sale was completed for $190.0 million, $95.0 million cash with the balance in Hanover common stock. The company recorded a $30.2 million after-tax gain on the sale.

During February 2000, the company sold one of the businesses acquired with the Harrow acquisition for approximately $43.0 million, which approximated book value. Also in February 2000, the company sold its interest in three joint ventures relating to the manufacture of full steering-column assemblies for approximately $37.0 million in cash.

In August 2000, the company sold IDP, a venture involved in the engineered pump business for $775.0 million, realizing an after-tax gain of $124.8 million. IDP's results were reported as discontinued operations (net of tax) in the income statement for 2000.

New Accounting Standard

The Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective for the company on January 1, 2001. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value.

Changes in the fair value of derivatives will be recognized in earnings or other comprehensive income, depending on the designated purpose of the derivative. If a derivative qualifies for cash flow hedge accounting the effective portion of changes in fair value is recorded temporarily in other comprehensive income then recognized in earnings along with the related effects of the hedged items. If a derivative qualifies for fair value hedge accounting, the changes in fair value of the derivative and the hedged item are recognized currently in earnings. There was no ineffective portion of hedges reported in earnings in the first quarter of 2001.

The company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes primarily forward and option contracts to manage its foreign currency and commodity exposures, primarily related to forecasted transactions.

Of the approximate $1.2 million, after tax, recorded in equity at January 1, 2001, upon the adoption of these new standards, $0.5 million was reclassified to earnings during the first quarter of 2001. Of the $2.0 million recorded in equity at March 31, 2001, $2.0 million is expected to be reclassified to earnings over the 12 month period ending March 31, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives not designated as hedges primarily consist of options and forward contracts. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.

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

Item 6 - Exhibits and Reports on Form 8-K


  (a)  Exhibits

       Exhibit No.                  Description

           12                       Computations of Ratios of
                                    Earnings to Fixed Charges

  (b)  Reports on Form 8-K

       A Current Report on Form 8-K (Item 5) dated February 6,
       2001 reporting the Debt Securities Underwriting
       Agreement Standard Provisions relating to Registration
       Statement No. 33350902.

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


                     INGERSOLL-RAND COMPANY
                          (Registrant)



Date    May  11, 2001          /S/ D.W. Devonshire
                               D. W. Devonshire, Executive Vice
                               President & Chief Financial Officer

                               Principal Financial Officer


Date    May  11, 2001          /S/ S.R. Shawley
                               S. R. Shawley, Vice President and
                               Controller

                               Principal Accounting Officer