Form 10-Q
period 2001-08-02
INGERSOLL RAND CO
filed 2001-08-02
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001
                                    or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______


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

The number of shares of common stock outstanding as of July 30, 2001 was 168,385,245.


                          INGERSOLL-RAND COMPANY
                                FORM 10-Q
                                  INDEX


PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at June 30, 2001 and December 31, 2000

         Condensed Consolidated Income Statement for the three and six months ended June 30, 2001 and 2000

         Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         Quantitative and Qualitative Disclosures about Market Risk

Part II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6 - Exhibits and Reports on Form 8-K


SIGNATURES


                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                                   June 30,  December 31,
                                                      2001          2000
Current assets:
 Cash and cash equivalents                       $    57.6     $    74.4
 Marketable securities                                 5.9         125.6
 Accounts and notes receivable, net                1,357.3       1,323.5
 Inventories                                       1,106.8       1,022.9
 Prepaid expenses and deferred income taxes          159.4         164.0
 Assets held for sale                                586.7         612.4
      Total current assets                         3,273.7       3,322.8
Investments in and advances with
 partially owned equity affiliates                   159.6         167.6

Property, plant and equipment, at cost             2,408.2       2,417.9
 Less - accumulated depreciation                     935.1         889.9
   Net property, plant and equipment               1,473.1       1,528.0
Intangible assets, net                             5,158.7       5,105.3
Deferred income taxes                                117.4         114.1
Other assets                                         337.1         290.7
      Total assets                               $10,519.6     $10,528.5

                          LIABILITIES AND EQUITY
Current liabilities:
 Accounts payable and accruals                   $ 1,568.5     $ 1,698.7
 Loans payable                                       938.8       2,121.8
 Income taxes                                         31.6         146.1
      Total current liabilities                    2,538.9       3,966.6

Long-term debt                                     2,992.1       1,540.1
Postemployment liabilities                           819.8         824.8
Minority interests                                   111.8         110.5
Other liabilities                                    199.7         188.8
                                                   6,662.3       6,630.8
Company obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the company              -           402.5

Shareholders' equity:
 Common stock                                        360.5         343.1
 Other shareholders' equity                        3,811.6       3,398.7
 Accumulated other comprehensive income             (314.8)       (246.6)
      Total shareholders' equity                   3,857.3       3,495.2
      Total liabilities and equity               $10,519.6     $10,528.5

See accompanying notes to condensed consolidated financial statements.


                          INGERSOLL-RAND COMPANY
                  CONDENSED CONSOLIDATED INCOME STATEMENT
                   (in millions except per share figures)

                                     Three months ended    Six months ended
                                            June 30,            June 30,
                                         2001      2000      2001      2000

Net sales                            $2,285.6  $2,232.9  $4,405.2  $4,253.3
Cost of goods sold                    1,782.8   1,614.8   3,420.5   3,096.4
Selling and administrative expenses     319.1     269.6     625.5     539.1
Restructuring charges                     8.3       -        30.0       -
Operating income                        175.4     348.5     329.2     617.8
Interest expense                        (62.1)    (55.3)   (128.0)   (103.5)
Other income (expense), net              (4.6)     (4.0)      1.7      (1.2)
Minority interests                       (5.6)    (12.7)    (14.1)    (20.1)
Results from assets held for sale
  (net of tax)                           (6.1)     (5.7)    (14.3)    (13.6)
Earnings before income taxes             97.0     270.8     174.5     479.4
Provision for income taxes               34.1      93.1      62.3     170.0
Earnings from continuing operations      62.9     177.7     112.2     309.4
Discontinued operations (net of tax)      -        (2.3)      -         2.0
Net earnings                         $   62.9  $  175.4  $  112.2  $  311.4

Basic earnings per common share
  Continuing operations              $   0.38  $   1.10  $   0.69  $   1.92
  Discontinued operations                 -       (0.01)       -       0.01
                                     $   0.38  $   1.09  $   0.69  $   1.93
Diluted earnings per common share
  Continuing operations              $   0.38  $   1.09  $   0.69  $   1.90
  Discontinued operations                 -       (0.01)      -        0.01
                                     $   0.38  $   1.08  $   0.69  $   1.91

Dividends per share                  $   0.17  $   0.17  $   0.34  $   0.34

See accompanying notes to condensed consolidated financial statements.


                          INGERSOLL-RAND COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)
                                                     Six months ended
                                                         June 30,
                                                      2001       2000
Cash flows from operating activities:
Income from continuing operations                 $  112.2   $  309.4
Adjustments to arrive at net cash
  provided by operating activities:
Restructure of operations                             30.0        -
Depreciation and amortization                        170.2      135.3
Changes in other asset and liabilities, net         (465.0)    (339.0)
Other, net                                            16.8       24.3
Net cash (used in) provided by operating
  activities                                        (135.8)     130.0

Cash flows from investing activities:
Capital expenditures                                 (76.6)     (74.6)
Acquisitions, net of cash                           (103.5)  (2,286.8)
Proceeds from business dispositions                   17.5       79.7
Decrease in marketable securities                     94.4        0.3
Other, net                                            18.2       22.9
Net cash used in investing activities                (50.0)  (2,258.5)

Cash flows from financing activities:
Net change in debt                                   276.2    2,094.1
Purchase of treasury stock                           (58.1)     (77.8)
Dividends paid                                       (55.9)     (55.2)
Proceeds from exercise of stock options                8.5        5.7
Net cash provided by financing activities            170.7    1,966.8
Net cash provided by discontinued operations           -         24.5
Effect of exchange rate changes on cash and
  and cash equivalents                                (1.7)      (5.3)

Net decrease in cash and cash equivalents            (16.8)    (142.5)
Cash and cash equivalents - beginning of period       74.4      222.9
Cash and cash equivalents - end of period         $   57.6   $   80.4

  See accompanying notes to condensed consolidated financial statements.


                         INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and six months ended June 30, 2001 and 2000.

Note 2 - During the third quarter of 2000, the company began a restructuring program which includes such actions as plant rationalizations, organizational realignments consistent with the company's new market-based structure and the consolidation of back-office processes. Restructuring charges incurred consist of costs associated with severance and other employee termination benefits, and facility exit costs including lease terminations. Charges related to employee severance and other employee termination costs cover approximately 3,800 employees, of which 81% have been terminated as of June 30, 2001. The restructuring plan is expected to be substantially complete by the end of 2001.

The company recorded pretax restructuring charges by business segment for the six months ended June 30, 2001 as follows:
In millions
Climate Control                                               $10.9
Industrial Productivity:
  Air Solutions                                                 1.3
  Bearings and Components                                      10.5
  Industrial Products                                           0.1
Infrastructure                                                  2.9
Security and Safety                                             1.3
Corporate                                                       3.0
Total                                                         $30.0
A reconciliation of the restructuring provision is as follows:
                                  Employee
                               termination       Facility
In millions                          costs     exit costs     Total
Provision                            $65.8          $10.4     $76.2
Cash payments                        (31.6)          (0.5)    (32.1)
Asset write-offs                       -             (7.7)     (7.7)
Balance at December 31, 2000          34.2            2.2      36.4
Provision                             27.4            2.6      30.0
Cash payments                        (37.7)          (1.5)    (39.2)
Asset write-offs                       -             (2.0)     (2.0)
Balance at June 30, 2001             $23.9          $ 1.3     $25.2

Note 3 - The company continues the process to sell the Dresser-Rand Company (D-R). D-R's results were reclassified on the condensed consolidated income statement into results from assets held for sale, net of tax for the three and six months ended June 30, 2000 from discontinued operations, net of tax. The net assets of D-R have been included in assets held for sale on the condensed balance sheet for all periods presented. The company continues its efforts to complete the sale of D-R.

Note 4 - In June 2001, the company acquired the assets of ITO Emniyet Kilit Sistemleri A. (ITO Kilit), a leading manufacturer and distributor of locks, cylinders and keys in the Turkish market. The acquisition includes ITO Kilit's manufacturing facility in Duzce, Turkey, and advanced-technology lock and cylinder production equipment. Also in June 2001, the company acquired Superstav, spol. s.r.o., a manufacturer of compact tractor loader backhoes located in the Czech Republic, and its U.S. distributor. Due to the timing of these acquisitions, the investment in these companies has been included at June 30, 2001 on the balance sheet in other assets.

In May 2001, the company acquired National Refrigeration Services, Inc.
(NRS), a leading provider of commercial refrigeration products and services for food storage distribution and display throughout the United States. NRS serves customers in a variety of commercial refrigeration applications, including supermarkets, convenience stores, food processors, food service facilities, government institutions, cold storage warehouses, and distribution facilities.

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

The results of Hussmann's operations have been included in the consolidated financial statements from the acquisition date. The following pro forma consolidated results for the six months ended June 30, 2000 reflect the acquisition as though it occurred at the beginning of the period after adjustments for interest on acquisition debt, depreciation and amortization of assets, including goodwill. (in millions, except per share amounts):

For the six months ended June 30,                            2000

Sales                                                    $4,887.1
Net earnings                                                280.6

Basic earnings per common share
  Continuing operations                                  $   1.73
  Discontinued operations                                    0.01
                                                         $   1.74
Diluted earnings per common share
  Continuing operations                                  $   1.71
  Discontinued operations                                    0.01
                                                         $   1.72

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

Acquisitions are accounted for as purchases. The purchase price for each acquisition is allocated to the acquired assets and liabilities based on their estimated fair values. All purchase accounting is finalized within a year of the acquisition. The company classifies as goodwill the cost in excess of the fair value of the net assets acquired. Such excess cost is being amortized on a straight-line basis not to exceed forty years. Intangible assets also represent costs allocated to patents and trademarks and other specifically identifiable assets arising from the acquisition. These assets are being amortized over their estimated useful lives.

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

                                           June 30,     December 31,
                                              2001             2000
Raw materials and supplies                $  274.3         $  280.2
Work-in-process                              248.4            231.7
Finished goods                               729.9            654.4
                                           1,252.6          1,166.3
Less - LIFO reserve                          145.8            143.4
  Total                                   $1,106.8         $1,022.9

Note 6 - The Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, became effective for the company on January 1, 2001. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives will be recognized in earnings or other comprehensive income, depending on the designated purpose of the derivative. If a derivative qualifies for cash flow hedge accounting the effective portion of changes in fair value is recorded temporarily in other comprehensive income then recognized in earnings along with the related effects of the hedged items. If a derivative qualifies for fair value hedge accounting, the changes in fair value of the derivative and the hedged item are recognized currently in earnings. There was no ineffective portion of hedges reported in earnings in the first six months of 2001.

The company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes primarily forward and option contracts to manage its foreign currency and commodity exposures, primarily related to forecasted transactions.

Of the approximate $1.2 million, after tax, recorded in equity at January 1, 2001, upon the adoption of these new standards, $0.7 million was reclassified to earnings during the first six months of 2001. Of the $0.5 million recorded in equity at June 30, 2001, $0.5 million is expected to be reclassified to earnings over the 12-month period ending June 30, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first six months in connection with forecasted transactions that were no longer considered probable of occurring.

At June 30, 2001, the maximum term of derivative instruments that hedge forecasted transactions, for both foreign currency and commodity hedges, was twelve months. The company also utilized an interest rate swap as a cash flow hedge of the forecasted issuance of debt that occurred during the second quarter. Approximately $2.6 million was included in accumulated other comprehensive income at June 30, 2001 related to this transaction.

Derivatives not designated as hedges primarily consist of options and
forward contracts.   Although these instruments are effective as hedges
from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.

Note 7 - Information on basic and diluted earnings per share is as follows (in millions):
                                    Three months ended    Six months ended
                                          June 30,            June 30,
                                      2001       2000      2001      2000

Average number of basic
 shares                              164.1      161.5     162.5     161.7
Shares issuable assuming
 exercise under incentive
 stock plans                           1.5        1.3       1.3       1.4
Average number of diluted
 shares                              165.6      162.8     163.8     163.1

Note 8 - The components of comprehensive income (loss) are as follows
(in millions):
                                     Three months ended   Six months ended
                                           June 30,            June 30,
                                      2001       2000      2001      2000

Net earnings                        $ 62.9     $175.4    $112.2    $311.4
Other comprehensive income (loss)
 Foreign currency equity adjustment  (18.7)     (40.8)    (52.3)    (58.6)
 Cumulative effect of change in
  accounting principal (SFAS
  No. 133), net of tax                 -          -        (1.2)      -
 Cash flow hedges:
  Unrealized gain, net of tax          2.3        -         1.0       -
 Reclassification adjustments,
  net of tax                           0.2        -         0.7       -
 Reclassification to realized
  on marketable securities,
  net of tax                           -          -       (16.4)      -
Comprehensive income                $ 46.7     $134.6    $ 44.0    $252.8

Note 9 - A summary of operations by reportable segment is as follows:

                                     Three months ended   Six months ended
                                           June 30,            June 30,
                                      2001       2000      2001      2000
Sales
Climate Control                   $  610.3   $  398.6  $1,125.4  $  723.0
Industrial Productivity
  Air Solutions                      205.9      217.8     402.6     414.4
  Bearings and Components            270.0      314.8     542.3     621.6
  Industrial Products                247.6      276.0     505.2     529.2
                                     723.5      808.6   1,450.1   1,565.2
Infrastructure Development           606.4      669.7   1,149.3   1,273.3
Security and Safety                  345.4      356.0     680.4     691.8
 Total                            $2,285.6   $2,232.9  $4,405.2  $4,253.3

Operating income
Climate Control                     $ 11.5     $ 48.8    $  1.1    $ 87.5
Industrial Productivity
 Air Solutions                         5.4       25.5      22.9      45.3
 Bearings and Components              20.4       50.2      35.7      82.8
 Industrial Products                  19.1       39.9      52.8      76.1
                                      44.9      115.6     111.4     204.2
Infrastructure Development            82.7      126.0     145.0     222.9
Security and Safety                   56.3       75.3     110.6     138.2
Unallocated corporate expense        (20.0)     (17.2)    (38.9)    (35.0)
 Total                              $175.4     $348.5    $329.2    $617.8

       No significant changes in assets by geographic area have occurred since December 31, 2000.


                        INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

Net sales for the second quarter of 2001 were $2.3 billion, operating income was $175.4 million and earnings from continuing operations were $62.9 million or $0.38 diluted earnings per share (DEPS). Operating income included $8.3 million of restructure charges and $31.4 million of productivity investments. Excluding charges relating to restructure and productivity investments, DEPS were
$0.55.   The second quarter of 2000 did not include any charges for restructure or productivity investments. The second quarter of 2001 includes a full quarter of Hussmann results which was acquired June 2000. For the second quarter of 2000, the company's sales were approximately $2.2 billion, with operating income of $348.5 million and earnings from continuing operations of $177.7 million or $1.09 DEPS.

Net sales for the three months ended June 30, 2001 were $2.3 billion, an increase of 2% over last year's second quarter. Excluding Hussmann, net sales decreased by 10% compared to last year's second quarter. The decline was primarily due to lower North American revenues caused by deteriorating end markets, delayed customers' purchasing and continued weakness in the economy.

Cost of goods sold, and selling and administrative expenses in the second quarter of 2001 include charges for productivity investments. Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements. Charges for productivity investments are expensed as incurred. All business segments incurred productivity investments. Productivity investments recorded as cost of sales and selling and administrative expenses for the second quarter of 2001 were $26.7 million and $4.7 million, respectively.

Cost of goods sold in the second quarter of 2001 was 78.0% of sales as compared to 72.3% in the comparable quarter of 2000. The increase in the ratio of cost of goods sold to sales was due to the inclusion of productivity investments, Hussmann, reduced volume, unfavorable product mix and some pricing pressure. In addition, the company is continuing to spend on key product development projects, particularly the Powerworks microturbines.

The ratio of selling and administrative expenses to sales was 14.0% for the second quarter of 2001, as compared to 12.1% for the second quarter of 2000. Excluding productivity investments, the ratio of selling and administrative expenses to sales for the second quarter of 2001 was 13.8%. Hussmann's earnings have historically followed a distinct seasonal pattern with two-thirds of the earnings produced in the second half of the year, while selling and administrative expenses are incurred fairly evenly throughout the year.

Restructuring charges for the second quarter of 2001 were $8.3 million. The restructuring program began in the third quarter of 2000 and is expected to be substantially complete by the end of 2001. Restructuring charges include $5.9 million of severance and other employee termination costs, while facility exit costs totaled $2.4 million. Charges related to employee severance and other employee termination costs cover approximately 3,800 employees, of which 81% have been terminated as of June 30, 2001. For the three months ended June 30, 2001, the company recorded pretax restructuring charges for the Industrial Productivity Sector of $4.8 million, Security and Safety Sector of $0.5 million, and Corporate of $3.0 million.

Operating income for the second quarter of 2001 totaled $175.4 million, a decrease of $173.1 million over the $348.5 million reported for last year's second quarter. Excluding productivity and restructure charges, operating income was $215.1 million, a decrease of $133.4 million from 2000's second quarter.

Interest expense for the second quarter of 2001 was $6.8 million higher than last year's second quarter. The purchase of Hussmann added $28.1 million and $5.2 million of interest expense to the second quarter of 2001 and 2000, respectively. Excluding Hussmann-related interest expense, interest expense for the second quarter of 2001 was $16.1 million below last year's level. The decrease is attributable to lower average debt balances and interest rates during the comparable periods. Additionally, interest expense from the debt required to purchase D-R has been classified as a component of results from assets held for sale (net of tax) and was not included in interest expense.

Other income (expense), net, aggregated $4.6 million of net expense for the second quarter of 2001, as compared to $4.0 million of net expense for the three months ended June 30, 2000. The change was due to decreased earnings from partially-owned equity companies, increased miscellaneous expenses, which were offset by gains in foreign currency activity.

Minority interest decreased from the second quarter of 2000 by $7.1 million. Charges associated with the company's equity-linked securities decreased from $6.3 million last quarter to $2.4 million due to their conversion to common stock in mid-May 2001.
Additionally, earnings from consolidated entities in which the company has a majority ownership declined.

Results from assets held for sale, net of tax, reflects the operating loss of D-R. D-R's second quarter net loss of $6.1 million included one-time after tax charges of $1.5 million for charges relating to organizational realignments. Excluding these charges, D-R's net loss amounted to $4.6 million, compared to $5.7 million net loss in the second quarter of 2000. D-R's earnings also include interest expense, net of tax on debt incurred for the acquisition and amortization of goodwill.

The company's effective tax rate for continuing operations for the second quarter of the year was 35.2% as compared to 34.4% for the three months ended June 30, 2000. Excluding D-R, the company's effective tax rate was 33.0%. The tax rate excluding D-R for the third and fourth quarters of the current year is expected to be 33.0%.

Earnings from discontinued operations (net of tax) for 2000 were the results of Ingersoll-Dresser Pump Company (IDP) which was sold in the third quarter of 2000.

Incoming orders for the second quarter of the year approximated $2.3 billion, which was higher than last year's second quarter total. Excluding Hussmann, incoming orders decreased by approximately $200 million from $2.1 billion to $1.9 billion. The company's backlog of orders at June 30, 2001, believed by it to be firm, was $1.2 billion, which was higher than the backlog at December 31, 2000. Excluding Hussmann, backlog at June 30. 2001 was approximately $100 million less than the prior year. The company estimates that approximately 90% of the backlog will be shipped during the next twelve months.

A comparison of key income statement amounts between the six months ended June 30, is as follows:

Net sales for the six months ended June 30, 2001 approximated $4.4 billion, an increase of 3.6% over last year's six month period.
Excluding Hussmann, net sales decreased over last year's comparable period by 9%.

The ratio of cost of goods sold to sales for the first six months of the year was 77.6% compared to last year's ratio of 72.8%. Included in cost of goods sold for the six months ended June 30, 2001 were charges related to productivity investments of $39.1 million. The increase in the ratio of cost of goods sold to sales was due to the inclusion of productivity investments, Hussmann, reduced volume, unfavorable product mix and some pricing pressure. In addition, the company increased spending on product development, particularly the Powerworks microturbines.

The ratio of selling and administrative expenses to sales was 14.2% for the first two quarters of 2001, as compared to 12.7% for the comparable 2000 period. The period includes $14.4 million of charges related to productivity investments. Hussmann's earnings have historically followed a distinct seasonal pattern with two-thirds of the earnings produced in the second half of the year, while selling and administrative expenses are incurred fairly evenly throughout the year.

The company has undertaken a restructuring and productivity investments program, which began in the third quarter of 2000. Restructuring charges for the six months ended June 30, 2001 were $30.0 million. Additionally, after tax charges of $4.8 million for organizational realignments were incurred by D-R and have been included in the results from the assets held for sale, net of taxes.

Productivity investments charges of $53.5 million were included in cost of goods sold and selling and administrative expenses.

Operating income for the six months ended June 30, 2001 totaled
$329.2 million, a decrease of $288.6 million from the $617.8 million reported for 2000's first six months.

Other income (expense), net, aggregated $1.7 million of net income for the first six months of the year, as compared to $1.2 million of net expense for the six months ended June 30, 2000. The net increase was due to the gain of $8.8 million on the sale of the stock received as part of the sale of the reciprocating gas compressor packaging and rental business of D-R, an increase in income from currency transactions offset by a decrease in earnings from partially owned equity companies and an increase in miscellaneous expenses.

Minority interest decreased by $6.0 million during the first six months of 2001 over last year's six month total mainly as a result of the conversion of equity-linked securities into approximately 8.3 million common shares in May 2001 which eliminated the charges associated with the securities.

Interest expense for the first six months of 2001 was $128.0 million, which was $24.5 million higher than last year's comparable period. Increased expense associated with debt issued to acquire Hussmann was partially offset by lower average debt balances and interest rates during the comparable periods. Additionally, interest expense from the debt required to purchase D-R has been classified as a component of results from assets held for sale (net of tax) and was not included in interest expense.

The company's effective tax rate for the continuing operations first six months of the year was 35.7% as compared to 35.5% for the six months ended June 30, 2000. Excluding D-R, the company's effective tax rate was 33.0%. The tax rate excluding D-R for the remainder of the current year is expected to be 33.0%.

Earnings from discontinued operations (net of tax) for the first two quarters of 2000 were the result of IDP, which was sold in the third quarter of 2000.

Second-Quarter Business Segment Review

The Climate Control Sector includes Thermo King transport temperature control equipment and Hussmann International, the world leader in display case refrigeration, which was acquired on June 14, 2000. The sector's second quarter revenues totaled $610.3 million, an increase of 53% compared to last year, reflecting the inclusion of Hussmann. Thermo King revenues decreased by 18% due to a significant decline in the truck and trailer market. The effect was lessened by an increase in the bus air conditioning and seagoing container business. Operating income for the second quarter, excluding productivity investments of $11.6 million, was $23.1 million. Operating margins declined primarily because of the inclusion of Hussmann results (including goodwill amortization), the significant decline in the truck and trailer volume, and the unfavorable effects of currency. Hussmann added revenues of $327.5 million and contributed $8.8 million of operating income to the second quarter's results.

The Industrial Productivity Sector is composed of a group of businesses focused on providing solutions for customers to enhance industrial efficiency. Revenues of $723.5 million decreased by approximately 11% compared to the amount reported for the three months ended June 30, 2000. Operating income decreased to $60.3 million, excluding restructure charges of $4.8 million and
productivity investments of $10.6 million.   All businesses in the
sector reported a decrease in operating margins for the second quarter of the year.

The Industrial Productivity Sector consists of three segments:

Air Solutions, a provider of equipment and services for compressed air systems, had revenues in the second quarter of $205.9 million, a decline of 5% compared to 2000, due to lower demand for larger compressors used in industrial applications. Operating income decreased to $13.1 million excluding restructure charges of $1.3 million and productivity investments of $6.4 million. Excluding productivity investments and restructure charges, operating margins decreased to 6.4% of sales in the second quarter of the year, as compared to 11.7% in the comparable 2000 quarter.

Bearings and Components provides motion control technologies to the automotive and industrial markets. Revenues for the quarter declined by 14.2% to $270.0 million due to lower volumes in the U.S. auto-motive and industrial equipment markets. Excluding restructure charges of $3.4 million and productivity investments of $3.5 million, operating income for the second quarter decreased by $22.9 million to $27.3 million. Excluding productivity investments and restructure charges, operating margins decreased from approximately 16% to 10%.

Industrial Products includes Club Car golf cars and utility vehicles, tools, fluid products equipment, and the independent power business. Reported revenues of $247.6 million in the second quarter decreased by $28.4 million, compared to the second quarter of 2000. Operating income, excluding charges for restructuring of $0.1 million and productivity investments of $0.7 million, was $19.9 million for the second quarter of the year, a decrease of $20.0 million from the prior year's comparable quarter due to decreased demand at Club Car and the fluid products business. Operating margins for the segment also declined due to increased spending on new product introduction, particularly the Powerworks microturbine.

The Infrastructure Development Sector includes Bobcat compact equipment, road pavers and compactors, portable power products, and drilling equipment. This sector's revenues for the second quarter totaled $606.4 million, a decrease of 9% from last year's second quarter. Operating income, excluding productivity investments of $3.7 million, was $86.4 million, a decrease of $39.6 million from the comparable quarter last year. The sector's revenues and margins were negatively impacted by weaker demand in the North American road development, portable power and compact equipment markets as well as dramatically reduced demand from large U.S. rental companies.

The Security and Safety Sector includes architectural hardware products and electronic access-control technologies. For this sector, second quarter revenues decreased by 3% to $345.4 million, when compared to the comparable quarter in the prior year. Operating income, excluding charges of $0.5 million for restructuring and $5.5 million for productivity investments, decreased by $13.0 million to $62.3 million. This sector's operating income margin decreased to 18% of sales for the quarter, as compared to 21% for the second quarter of 2000. Revenues decreased due to inventory reductions by commercial distributors and slowing consumer demand for residential products. Operating margins decreased due to lower volumes and increased development spending in the electronic security solutions business.

Liquidity and Capital Resources

The company's working capital at June 30, 2001 was $734.8 million, which reflects a significant increase from the negative working capital balance of $643.8 million at December 31, 2000. The primary reason for this change is the refinancing of $1.4 billion short-term debt to long- term. The company's debt-to-total capital ratio at June 30, 2001 was 50% compared with 48% reported at December 31, 2000.

The company's cash and cash equivalents totaled $57.6 million at June 30, 2001, down from the $74.4 million at December 31, 2000. During the first six months of the year, cash flows from operating activities used $135.8 million, investing activities used $50.0 million and financing activities provided $170.7 million

Receivables totaled $1.4 billion at June 30, 2001, which represents an increase of $33.8 million over the amount reported at December 31, 2000. Acquisitions and foreign currency translation nearly offset each other. The increase is due to extension of credit terms for certain customers.

Inventories totaled $1.1 billion at June 30, 2001, which represents an increase of $83.9 million from the year-end balance. The increase is primarily due to the decline in demand in the first half of 2001 and acquisitions, offset by foreign currency translation.

Assets held for sale were $586.7 million at June 30, 2001, a decrease of $25.7 million over the December 31, 2000 balance. This change was comprised of the decrease in net assets, primarily working capital, as well as the net loss recorded by D-R for the first six months of 2001.

Intangible assets increased by approximately $53.4 million during the first six months of 2001. Acquisitions increased the account balance by approximately $47.7 million during the first six months of the year. Amortization expense for the first six months of the year was $80.1 million. The remaining change is attributed to foreign currency translation and final purchase accounting adjustments for the Hussmann acquisition of approximately $60 million.

Other assets totaled $337.1 million at June 30, 2001, an increase of $46.4 million from the December 31, 2000 balance, primarily due to investments in companies acquired at the end of June 2001.

Loans payable totaled $938.8 million at June 30, 2001 as compared to $2.1 billion at December 31, 2000. During the first six months of 2001, the company refinanced $1.4 billion of short-term debt with long-term debt, which included $600 million of 5.75% notes maturing in 2003, $575 million of 6.25% notes maturing in 2006, and $250 million of 5.80% notes maturing in 2004. The company also repaid $596.7 million of current maturities of long-term debt. The remainder of the change was attributable to short-term debt changes and translation.

During the second quarter of 2001, the company established a $2.5 billion line of credit with a number of banks to support the commercial paper program and general corporate borrowings.

In May 2001, the company's equity-linked securities were converted into 8.3 million common shares, and approximately $32 million of new long-term debt.

During the first six months of 2001, the company repurchased approximately 1.3 million shares of the company's common stock.
Approximately 350,000 were used in connection with an acquisition.

During the first six months of 2001, foreign currency translation adjustments resulted in a net decrease of $52.3 million in shareholders' equity, caused primarily by the strengthening of the U.S. dollar against European currencies.

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

Acquisitions

In June 2001, the company acquired Superstav, spol. s.r.o., a manufacturer of compact tractor loader backhoes located in the Czech Republic, and its U.S. distributor.

In June 2001, the company acquired the assets of ITO Emniyet Kilit Sistemleri A. (ITO Kilit), a leading manufacturer and distributor of locks, cylinders and keys in the Turkish market. The acquisition includes ITO Kilit's manufacturing facility in Duzce, Turkey, and advanced-technology lock and cylinder production equipment.

In May 2001, the company acquired National Refrigeration Services, Inc. (NRS), a leading provider of commercial refrigeration products and services for food storage distribution and display throughout the United States. NRS serves customers in a variety of commercial refrigeration applications, including supermarkets, convenience stores, food processors, food service facilities, government institutions, cold storage warehouses, and distribution facilities.

In March 2001, the company acquired, for common stock and cash, Taylor Industries, Inc. (Taylor) and an affiliate business, Taylor Refrigeration. Taylor distributes, installs and services refrigeration equipment, food service equipment and electric doors.

New Accounting Standard

In September 2000, the Financial Accounting Standards Board (FASB), issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and services of financial assets occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

In June 2001, the FASB issued two statements, Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations, and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. Beginning January 1, 2002, the company will no longer amortize goodwill, but will, however, evaluate for impairment annually. We are currently reviewing the statements to determine their effect on the Company.

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

The company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ from those expected by the company: changes in the rate of economic growth in the United States and in other major international economies; significant changes in trade, monetary and fiscal policies worldwide; currency fluctuations among the U.S. dollar and other currencies; demand for company products and services; distributor inventory levels; failure to achieve the company's productivity targets; and competitor actions including unanticipated pricing actions or new product introductions.

Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the company's exposure to market risk during the first six months of 2001. For discussion of the company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company's Annual Report incorporated by reference in Form 10-K for the calendar year 2000.


                       INGERSOLL-RAND COMPANY
                      PART II OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the company held on May 2, 2001, the shareholders, in addition to electing directors, acted upon the approval of amendment of Incentive Stock Plan of 1998, and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the company for the year ending December 31, 2001. The shareholders voted as follows on the following matters:

1. Election of directors of the First Class to hold office for three years. The voting result for each nominee is as follows:

      Name                    Votes For            Votes Withheld

      Peter C. Godsoe         133,659,785          1,510,835
      Constance J. Horner     133,606,914          1,563,706
      Orin R. Smith           133,646,473          1,524,147

   Joseph P. Flannery, Herbert L. Henkel, H. William Lichtenberger, Theodore E. Martin, Richard J. Swift, and Tony L. White all continue as directors of the company.

2. A vote of 99,778,610 votes for, 34,193,971 votes against, and 1,198,039 votes abstaining reapproved the amendment of the Incentive Stock Plan of 1998.

3. The reappointment of the company's independent accountants was approved by a vote of 129,525,308 votes for, 5,063,446 votes against, and 581,866 votes abstaining.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits
        Exhibit No.               Description

        10(i)(a) Credit Agreement dated July 2, 2001, among Ingersoll-Rand Company and Citibank N.A. and Deutsche Banc Alex. Brown Inc. (5 year term)

        10(i)(b) Credit Agreement dated July 2, 2001, among Ingersoll-Rand Company and Citibank N.A. and Deutsche Bank Alex. Brown Inc. (364 day term)

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


                       INGERSOLL-RAND COMPANY
                            (Registrant)


Date   August 2, 2001          /S/ D.W. Devonshire
                               D.W. Devonshire, Executive Vice
                               President & Chief Financial Officer

                               Principal Financial Officer


Date   August 2, 2001          /S/ S.R. Shawley
                               S.R. Shawley, Vice President &
                               Controller

                               Principal Accounting Officer