Form 10-Q
period 2001-11-14
INGERSOLL RAND CO
filed 2001-11-14
CIK 50485

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2001
                                    or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from         to  ____


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

The number of shares of common stock outstanding as of October 31, 2001 was 167,988,904.


                          INGERSOLL-RAND COMPANY
                                FORM 10-Q
                                  INDEX



PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheet at September 30, 2001 and December 31, 2000

         Condensed Consolidated Income Statement for the three and nine months ended September 30, 2001 and 2000

         Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         Quantitative and Qualitative Disclosures about Market Risk

Part II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K



SIGNATURES



                          INGERSOLL-RAND COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (in millions)
                                  ASSETS
                                             September 30,  December 31,
                                                      2001          2000
Current assets:
 Cash and cash equivalents                        $  105.3     $    97.0
 Marketable securities                                13.2         130.4
 Accounts and notes receivable, net                1,512.8       1,562.8
 Inventories                                       1,327.3       1,242.3
 Prepaid expenses and deferred income taxes          213.0         235.5
      Total current assets                         3,171.6       3,268.0
Investments in and advances with
 partially owned equity affiliates                   161.4         174.7

Property, plant and equipment, net                 1,610.1       1,653.4
Intangible assets, net                             5,455.3       5,372.2
Deferred income taxes                                160.4         152.9
Other assets                                         335.4         323.2
      Total assets                               $10,894.2     $10,944.4

                          LIABILITIES AND EQUITY
Current liabilities:
 Accounts payable and accruals                   $ 1,906.1     $ 1,982.0
 Loans payable                                       946.4       2,126.1
 Income taxes                                          2.5         152.2
      Total current liabilities                    2,855.0       4,260.3

Long-term debt                                     2,907.9       1,540.4
Postemployment liabilities                           952.2         957.8
Minority interests                                   113.4         113.4
Other liabilities                                    199.7         188.8
                                                   7,028.2       7,060.7
Company obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely debentures of the company              -           402.5

Shareholders' equity:
 Common stock                                        360.6         343.1
 Other shareholders' equity                        3,805.3       3,398.7
 Accumulated other comprehensive income             (299.9)       (260.6)
      Total shareholders' equity                   3,866.0       3,481.2
      Total liabilities and equity               $10,894.2     $10,944.4

See accompanying notes to condensed consolidated financial statements.

                                      INGERSOLL-RAND COMPANY
                             CONDENSED CONSOLIDATED INCOME STATEMENT
                              (in millions except per share figures)

                                          Three months ended              Nine months ended
                                             September 30,                   September 30,
                                           2001           2000          2001            2000
Net sales                              $2,383.1       $2,511.9      $7,146.4        $7,160.9
Cost of goods sold                      1,868.2        1,889.0       5,595.3         5,331.4
Selling and administrative expenses       364.7          341.5       1,053.1           943.6
Restructuring charges                      25.6           38.2          57.2            38.2
Operating income                          124.6          243.2         440.8           847.7
Interest expense                          (75.2)         (84.5)       (216.2)         (203.2)
Other income (expense), net               (15.6)          57.7         (10.1)           49.0
Minority interests                         (2.5)         (10.1)        (16.6)          (30.2)
Earnings before income taxes               31.3          206.3         197.9           663.3
Provision for income taxes                 (2.6)          75.6          51.8           223.2
Earnings from continuing operations        33.9          130.7         146.1           440.1
Discontinued operations (net of tax)        -            121.2           -             123.2
Net earnings                           $   33.9       $  251.9      $  146.1        $  563.3

Basic earnings per common share
  Continuing operations                $   0.20       $   0.81      $   0.89        $   2.73
  Discontinued operations                    -            0.75            -             0.76
                                       $   0.20       $   1.56      $   0.89        $   3.49
Diluted earnings per common share
  Continuing operations                $   0.20       $   0.80      $   0.89        $   2.70
  Discontinued operations                    -            0.75            -             0.76
                                       $   0.20       $   1.55      $   0.89        $   3.46
Dividends per share                    $   0.17       $   0.17      $   0.51        $   0.51

See accompanying notes to condensed consolidated financial statements.

                          INGERSOLL-RAND COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)
                                                   Nine months ended
                                                      September 30,
                                                   2001         2000
Cash flows from operating activities:
Income from continuing operations               $ 146.1     $  440.1
Adjustments to arrive at net cash
  provided by operating activities:
Restructure of operations                          57.2         38.2
Depreciation and amortization                     277.5        241.5
Changes in other asset and liabilities, net      (393.0)      (474.1)
Gain on sale of businesses                          -          (42.8)
Other, net                                         23.0         30.5
Net cash provided by operating activities         110.8        233.4
Cash flows from investing activities:
Capital expenditures                             (130.0)      (132.9)
Acquisitions, net of cash                        (141.3)    (2,298.0)
Proceeds from business dispositions                17.5        977.3
Decrease in marketable securities                  91.5          0.3
Other, net                                         27.2         32.5
Net cash used in investing activities            (135.1)    (1,420.8)

Cash flows from financing activities:
Net change in debt                                194.3      1,270.3
Purchase of treasury stock                        (72.5)      (118.4)
Dividends paid                                    (84.5)       (82.6)
Other, net                                          9.4          5.7
Net cash provided by financing activities          46.7      1,075.0

Net cash provided by discontinued operations        -          (22.1)
Effect of exchange rate changes on cash and
    and cash equivalents                          (14.1)       (11.6)

Net increase (decrease) in cash and cash
  equivalents                                       8.3       (146.1)
Cash and cash equivalents - beginning of period    97.0        222.9
Cash and cash equivalents - end of period       $ 105.3     $   76.8

  See accompanying notes to condensed consolidated financial statements.


                         INGERSOLL-RAND COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and nine months ended September 30, 2001 and 2000.

The accompanying condensed consolidated financial statements restate the previously presented amounts to report Dresser-Rand Company (Dresser-
Rand) on a fully-consolidated basis since acquisition. Previously, the company reported the results and net assets of Dresser-Rand as assets held for sale. The company is continuing the process to sell Dresser-Rand.

Note 2 - During the third quarter of 2000, the company began a restructuring program which includes such actions as plant rationalizations, organizational realignments consistent with the company's market-based structure and the consolidation of back-office processes. Restructuring charges incurred consist of costs associated with severance and other employee termination benefits, and facility exit costs including lease terminations. Charges related to employee severance and other employee termination costs cover approximately 4,100 employees, of which 85% have been terminated as of September 30, 2001. The restructuring program is expected to be substantially complete by the end of 2001, with the remainder to be completed during the first half of 2002.

The company recorded pretax restructuring charges by business segment for the nine months ended September 30, 2001 as follows:

In millions
Climate Control                                               $15.1
Industrial Productivity:
  Air Solutions                                                 8.9
  Bearings and Components                                      13.2
  Industrial Products                                           2.4
Infrastructure                                                  5.7
Security and Safety                                             1.5
Dresser-Rand                                                    1.6
Corporate                                                       8.8
Total                                                         $57.2


A reconciliation of the restructuring provision is as follows:

                                  Employee
                               termination       Facility
In millions                          costs     exit costs     Total
Provision                            $74.2          $13.0     $87.2
Cash payments                        (33.7)          (1.7)    (35.4)
Non-cash write-offs                   (5.2)          (8.6)    (13.8)
Balance at December 31, 2000          35.3            2.7      38.0
Provision                             54.6            2.6      57.2
Cash payments                        (50.1)          (2.1)    (52.2)
Non-cash write-offs                   (6.1)          (2.0)     (8.1)
Balance at September 30, 2001        $33.7           $1.2     $34.9

The company's reconciliation of the restructuring provision has been restated to reflect the inclusion of Dresser-Rand. Included in the balance at December 31, 2000 for Dresser-Rand is a provision of $8.4 million for employee termination costs, and $2.6 million for facility exit costs. Payments against these provisions for Dresser-Rand were $7.3 million and $1.2 million, respectively, as well as $0.9 million of non-cash write-offs.

Note 3 - In June 2000, the company acquired Hussmann International, Inc. (Hussmann), for approximately $1.7 billion in cash after taking into account amounts paid for outstanding stock options, debt retirement, employee contracts and transaction costs. Hussmann's business is the design, production, installation and service of merchandising and refrigeration systems for the global food industry.

The results of Hussmann's operations have been included in the consolidated financial statements from the acquisition date. The following pro forma consolidated results for the nine months ended September 30, 2000 reflect the acquisition as though it occurred at the beginning of the period after adjustments for interest on acquisition debt, depreciation and amortization of assets, including goodwill (in millions, except per share amounts):

For the nine months ended September 30, 2000

Sales                                                     $7,794.7
Net earnings                                                 517.0

Basic earnings per common share
  Continuing operations                                   $   2.44
  Discontinued operations                                     0.76
                                                          $   3.20
Diluted earnings per common share
  Continuing operations                                   $   2.42
  Discontinued operations                                     0.76
                                                          $   3.18

The above pro forma results are not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the period. Further, the pro forma results are not intended to be a projection of future results of the combined companies. Historically, Hussmann's operating profits tend to be more heavily concentrated during the second half of the year.

For all business combinations subsequent to June 30, 2001, the company applied the provisions of Statement of Financial Accounting Standards
(SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of these standards goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, while all other intangible assets are to be amortized over their estimated useful lives. For the first nine months of 2001 and 2000, amortization of goodwill totaled $108.9 million and $96.7 million, respectively.

Additional provisions of SFAS No. 141 and No. 142, including annual impairment testing for goodwill and intangible assets, become effective for the company on January 1, 2002. The company is currently assessing the impact of adopting these provisions.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective January 1, 2003 for the company. The company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, which provides guidance on the accounting for the impairment or disposal of long-lived assets and is effective January 1, 2002 for the company. The company is currently reviewing the provisions of SFAS No. 144 to determine the standard's impact upon adoption.

Note 4 - Inventories are stated at cost, which is not in excess of market. Most domestically manufactured inventories, excluding Climate Control and Dresser-Rand, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out
(FIFO) method. The composition of inventories were as follows (in millions):

                                     September 30,     December 31,
                                              2001             2000
Raw materials and supplies                $  334.1         $  358.4
Work-in-process                              394.4            372.9
Finished goods                               745.6            654.4
                                           1,474.1          1,385.7
Less - LIFO reserve                          146.8            143.4
  Total                                   $1,327.3         $1,242.3

Note 5 - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, became effective for the company on January 1, 2001. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives will be recognized in earnings or other comprehensive income, depending on the designated purpose of the derivative. If a derivative qualifies for cash flow hedge accounting the effective portion of changes in fair value is recorded temporarily in other comprehensive income, then recognized in earnings along with the related effects of the hedged items. If a derivative qualifies for fair value hedge accounting, the changes in fair value of the derivative and the hedged item are recognized currently in earnings. There was no ineffective portion of hedges reported in earnings in the first nine months of 2001.

The company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes primarily forward and option contracts to manage its foreign currency and commodity exposures, primarily related to forecasted transactions.

All of the approximate $1.2 million, after tax, recorded in equity at January 1, 2001, upon the adoption of these new standards, was reclassified to earnings during the first nine months of 2001. The $0.4 million recorded in equity at September 30, 2001 is expected to be reclassified to earnings over the twelve month period ending September 30, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first nine months in connection with forecasted transactions that were no longer considered probable of occurring.

At September 30, 2001, the maximum term of derivative instruments that hedge forecasted transactions, for both foreign currency and commodity hedges, was twelve months. The company also utilized an interest rate swap as a cash flow hedge of the forecasted issuance of debt that occurred during the second quarter. Approximately $2.6 million was included in accumulated other comprehensive income at September 30, 2001 related to this transaction.

Derivatives not designated as hedges primarily consist of options and forward contracts. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.

Note 6 - Information on basic and diluted earnings per share is as follows (in millions):
                                  Three months ended     Nine months ended
                                      September 30,         September 30,
                                     2001       2000      2001        2000

Average number of basic
 shares                             168.3      160.9     164.3       161.4
Shares issuable assuming
 exercise under incentive
 stock plans                          0.9        1.2       1.2         1.4
Average number of diluted
 shares                             169.2      162.1     165.5       162.8

Diluted earnings per share computations for the three months ended September 30, 2001 and 2000 excluded the weighted average effect of the assumed exercise of approximately 10.5 million and 6.5 million stock options, respectively. Excluded for the nine months ended September 30, 2001 and 2000 were 5.3 million and 4.0 million, respectively. These shares were excluded because the effect would be anti-dilutive.

Note 7 - The components of comprehensive income are as follows (in millions):

                                    Three months ended   Nine months ended
                                        September 30,       September 30,
                                      2001       2000     2001        2000

Net earnings                         $33.9     $251.9   $146.1      $563.3
Other comprehensive income (loss):
 Foreign currency equity adjustment   31.2      (26.7)   (23.3)      (87.4)
 Cumulative effect of change in
  accounting principle (SFAS
  No. 133), net of tax                 -          -       (1.2)        -
 Cash flow hedges:
  Unrealized (loss) gain, net of tax  (0.6)       -        0.4         -
  Reclassification adjustments,
   net of tax                          0.5        -        1.2         -
 Unrealized gain on marketable
  securities                            -         0.7       -          0.7
 Reclassification to realized on
  marketable securities, net of tax     -         -      (16.4)        -
Comprehensive income                 $65.0     $225.9   $106.8      $476.6


Note 8 - A summary of operations by reportable segment is as follows:

                              Three months ended      Nine months ended
                                 September 30,           September 30,
                               2001        2000        2001        2000
Sales
Climate Control            $  656.0    $  676.3    $1,781.4    $1,399.3
Industrial Productivity
  Air Solutions               203.4       219.4       606.0       633.8
  Bearings and Components     254.4       283.5       796.7       905.1
  Industrial Products         203.8       211.9       709.0       741.0
                              661.6       714.8     2,111.7     2,279.9
Infrastructure Development    499.1       545.6     1,648.4     1,818.9
Security and Safety           360.4       364.0     1,040.8     1,055.9
Dresser-Rand                  206.0       211.2       564.1       606.9
 Total                     $2,383.1    $2,511.9    $7,146.4    $7,160.9

Operating income
Climate Control              $ 24.4      $ 57.3      $ 25.5      $144.8
Industrial Productivity
 Air Solutions                  3.4        21.5        26.3        66.8
 Bearings and Components       13.4        40.6        49.0       123.4
 Industrial Products            2.0        13.4        54.8        89.5
                               18.8        75.5       130.1       279.7
Infrastructure Development     40.8        74.0       185.8       296.9
Security and Safety            61.1        75.9       171.7       214.1
Dresser-Rand                    3.5        (2.8)       (9.4)      (16.1)
Unallocated corporate expense (24.0)      (36.7)      (62.9)      (71.7)
 Total                       $124.6      $243.2      $440.8      $847.7

No significant changes in assets by geographic area have occurred since December 31, 2000.


                        INGERSOLL-RAND COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

Net sales for the third quarter of 2001 were $2.4 billion, operating income was $124.6 million and earnings from continuing operations were $33.9 million or $0.20 diluted earnings per share (DEPS). Operating income included $25.6 million of restructure charges and $37.6 million of productivity investments. Excluding charges relating to restructure and productivity investments, DEPS were $0.45. For the third quarter of 2000, the company's sales were approximately $2.5 billion, with operating income of $243.2 million and earnings from continuing operations of $130.7 million or $0.80 DEPS. Operating income for the third quarter of 2000 included $38.2 million of restructure charges and $22.5 million of productivity investments. Excluding charges relating to restructure and productivity investments, DEPS were $0.86.

Since October 1, 2000, the company reported the results and net assets of Dresser-Rand as assets held for sale for all periods. The company filed a Form 8-K on October 15, 2001 restating the consolidated financial statements to report Dresser-Rand on a fully consolidated basis. The accompanying condensed consolidated financial statements report Dresser-Rand on a fully consolidated basis.

Net sales for the three months ended September 30, 2001 were $2.4 billion, a decrease of 5% compared to last year's third quarter. The decline was primarily due to lower North American revenues caused by deteriorating end markets, delayed customers' purchasing and continued weakness in the economy. The effects of currency translation also had a slight impact on net sales.

Cost of goods sold, and selling and administrative expenses in the third quarters of 2001 and 2000 include charges for productivity investments. Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements. Charges for productivity investments are expensed as incurred. All business segments incurred productivity investments. Productivity investments recorded as cost of sales and selling and administrative expenses for the third quarter of 2001 were $24.4 million and $13.2 million, respectively and for the third quarter of 2000 were $13.2 million and $9.3 million, respectively.

Cost of goods sold in the third quarter of 2001 was 78.4% of sales as compared to 75.2% in the comparable quarter of 2000. Excluding productivity investments, the ratio of cost of goods sold to sales was 77.4% in the third quarter 2001 and 74.7% for the comparable prior period. The increase in the ratio of cost of goods sold to sales was due to reduced volume, unfavorable product mix and some pricing pressure.

In addition, the company is continuing to spend on key product development projects, particularly the Powerworks microturbines.

The ratio of selling and administrative expenses to sales was 15.3% for the third quarter of 2001, as compared to 13.6% for the third quarter of 2000. Excluding productivity investments, for both quarters, the ratio of selling and administrative expenses to sales for the third quarter of 2001 and 2000 was 14.8% and 13.2%, respectively. The increase in the ratio of selling and administrative expenses to sales is due to lower sales volumes and recent acquisitions of sales and service businesses, which historically maintained higher ratios.

Restructuring charges for the third quarter of 2001 were $25.6 million. The restructuring program began in the third quarter of 2000 and is expected to be substantially complete by the end of 2001, with the remainder completed during the first half of 2002. Charges related to employee severance and other employee termination costs cover approximately 4,100 employees, of which 85% have been terminated as of September 30, 2001. For the three months ended September 30, 2001, the company recorded pretax restructuring charges for Climate Control of $4.2 million, Air Solutions of $7.6 million, Bearing and Components of $2.7 million, Industrial Products of $2.3 million, Infrastructure of $2.8 million, Security and Safety of $0.2 million, and Corporate of $5.8 million.

Operating income for the third quarter of 2001 totaled $124.6 million, a decrease of $118.6 million over the $243.2 million reported for last year's third quarter. Excluding restructure charges and productivity investments for both quarters, operating income decreased by $116.1 million from the $303.9 million in 2000's third quarter.

Interest expense for the third quarter of 2001 was $9.3 million lower than last year's third quarter. The decrease is attributable to lower average debt balances and interest rates during the comparable periods.

Other income (expense), net, aggregated $15.6 million of net expense for the third quarter of 2001, as compared to $57.7 million of net income for the three months ended September 30, 2000. The change was due to the gain of $50.4 million from the sale of the compression services business and additional asset sale gains of Dresser-Rand in the third quarter of 2000, as well as increased losses in foreign currency activity of $7.8 million in the current quarter.

Minority interest decreased by $7.6 million during the third quarter of 2001 over last year's third quarter mainly as a result of the conversion of equity-linked securities into approximately 8.3 million common shares in May 2001. This eliminated the charges associated with the securities. Additionally, earnings from consolidated entities in which the company has a majority ownership declined.

The company's third-quarter provision for taxes was a credit of $2.6 million, reflecting $13.5 million in tax credits realized through the company's foreign sales corporation. Excluding the tax credits, the company's effective tax rate for continuing operations for the third quarter of 2001 was 34.8%, as compared to 36.6% for the comparable quarter of 2000.

Earnings from discontinued operations, net of tax, were $121.2 million for the third quarter of 2000, representing the operating results of Ingersoll-Dresser Pump Company (IDP), a $3.6 million net loss in the third quarter of 2000, and an after-tax gain of $124.8 million recorded on the sale of IDP to Flowserve Corporation (Flowserve).

Incoming orders for the third quarter of the year approximated $2.5 billion, which was higher than last year's third quarter total.
The company's backlog of orders at September 30, 2001, believed by it to be firm, was $1.3 billion, which was higher than the backlog at December 31, 2000. The company estimates that approximately 90% of the backlog will be shipped during the next twelve months.

A comparison of key income statement amounts between the nine months ended September 30, is as follows:

Net sales for the nine months ended September 30, 2001 approximated $7.1 billion, a slight decrease over last year's nine month period.

The ratio of cost of goods sold to sales for the first nine months of the year was 78.3% compared to last year's ratio of 74.5%. Included in cost of goods sold for the nine months ended September 2001 and 2000 were charges related to productivity investments of $65.8 million and $13.2 million, respectively. Excluding productivity investments, the ratio of cost of goods sold to sales for the first nine months of 2001 was 77.4% compared to last year's ratio of 74.3%. The increase in the ratio of cost of goods sold to sales was due to reduced volume, unfavorable product mix and some pricing pressure. In addition, the company increased spending on product development, particularly the Powerworks microturbines.

The ratio of selling and administrative expenses to sales was 14.7% for the first three quarters of 2001, as compared to 13.2% for the comparable 2000 period. The comparable periods for 2001 and 2000 include $31.1 million and $9.3 million, respectively, of charges related to productivity investments. Excluding productivity investments, the ratio of selling and administrative expenses to sales was 14.3% for the first three quarters of 2001, as compared to 13.1% for the comparable 2000 period. The increase in the ratio of selling and administrative expenses to sales is due to lower sales volumes and recent acquisitions of sales and service businesses, which historically maintained higher ratios.

The company's restructuring and productivity investments program began in the third quarter of 2000. Restructuring charges for the nine months ended September 30, 2001 and 2000 were $57.2 million and $38.2 million, respectively.

Operating income for the nine months ended September 30, 2001 totaled $440.8 million, a decrease of $406.9 million from the $847.7 million reported for 2000's first nine months. Excluding restructure charges and productivity investments for both periods, operating income was $594.9 million for the nine months ended
September 30, 2001, a decrease of $313.5 million from the prior period.

Other income (expense), net aggregated $10.1 million of net expense for the first nine months of the year as compared to $49.0 million of net income for the nine months ended September 30, 2000. The nine months ended September 30, 2000 includes $50.4 million from the sale of compression services business and additional asset sale gains of Dresser-Rand offset by normal miscellaneous expenses. The nine months ended September 30, 2001, includes a $8.8 million gain on the sale of stock, increased foreign exchange losses of $4.7 million, and other normal miscellaneous expenses.

Minority interest decreased by $13.6 million during the first nine months of 2001 over last year's nine month total mainly as a result of the conversion of equity-linked securities into approximately 8.3 million common shares in May 2001. This eliminated the charges associated with the securities. Additionally, earnings from consolidated entities in which the company has a majority ownership declined.

Interest expense for the first nine months of 2001 was $216.2 million, which was $13.0 million higher than last year's comparable period. Increased expense beginning in the second quarter of 2000 associated with debt issued to acquire Hussmann was partially offset by lower average interest rates.

The company's effective tax rate from continuing operations for the first nine months of 2001 and 2000 were 26.2% and 33.6%, respectively. The effective tax rates for 2001 and 2000 reflect $13.5 million and $11.0 million, respectively, in tax credits realized through the company's foreign sales corporation. Excluding the tax credits, the company's effective tax rate for the first nine months of 2001 was 33.0% as compared to 35.3% for the nine months ended September 30, 2000.

Earnings from discontinued operations, net of tax, were $123.2 million for the first nine months of 2000, representing the operating results of IDP, a $1.6 million net loss in 2000, and an after-tax gain of $124.8 million recorded on the sale of IDP to Flowserve.

Third-Quarter Business Segment Review

Climate Control includes Thermo King transport temperature control equipment and Hussmann International, the world leader in display case refrigeration, which was acquired on June 14, 2000. Third quarter revenues totaled $656.0 million, a decrease of 3% compared to last year. Thermo King revenues decreased by 15% due to a significant decline in the truck and trailer market. Hussmann revenues increased by 7% compared to last year because of bolt-on acquisitions in the first half of 2001. Revenues without these acquisitions declined by 8% compared to the third quarter of 2000 because of cautious spending by major supermarket customers. Restructuring charges and productivity investments in both years were $4.3 million and $10.4 million in third quarter of 2001 and $5.0 million and $1.0 million in the third quarter of 2000, respectively. Operating income excluding restructuring charges and productivity investments was $39.1 million in 2001, a decrease of $24.2 million from 2000. Operating margins declined primarily because of the significant decline in the truck and trailer volume, and cautious spending by U.S. supermarket chains.

Air Solutions, a provider of equipment and services for compressed air systems, had revenues in the third quarter of $203.4 million, a decline of 7% compared to 2000, due to declining U.S. industrial production. Restructuring charges and productivity investments in both years were $7.5 million and $7.1 million in the third quarter of 2001 and $2.3 million and $3.3 million in the third quarter of 2000, respectively. Operating income excluding restructuring charges and productivity investments was $18.0 million in 2001, a decrease of $9.1 million from 2000. Excluding productivity investments and restructure charges for both years, operating margins decreased to 8.8% of sales in the third quarter of 2001, as compared to 12.4% in the comparable 2000 quarter, due to lower demand for medium and large compressors used in industrial applications.

Bearings and Components provides motion control technologies to the automotive and industrial markets. Revenues for the quarter declined by 10% to $254.4 million. Restructuring charges and productivity investments in both years were $2.7 million and $4.3 million in the third quarter of 2001 and $1.5 million and $0.7 million in the third quarter of 2000, respectively. Operating income excluding restructuring charges and productivity investments was $20.4 million in 2001, a decrease of $22.4 million from 2000. Excluding productivity investments and restructure charges in both years, operating margins decreased from approximately 15.1% to 8.0%. Declines in revenues and operating margins are due to lower volumes in the U.S. automotive and industrial equipment markets and in the industrial bearings aftermarket.

Industrial Products includes Club Car golf cars and utility vehicles, tools, fluid products equipment, and the independent power business. Revenues of $203.8 million in the third quarter decreased by $8.1 million, compared to the third quarter of 2000. Restructuring charges and productivity investments in both years were $2.3 million and $0.5 million in the third quarter of 2001 and $5.3 million and $1.1 million in the third quarter of 2000, respectively. Operating income excluding restructuring charges and productivity investments was $4.8 million in 2001, a decrease of $15.0 million from 2000. Declines in revenues and operating margins are due to decreased demand for air tools and fluid power products. Operating margins also declined due to increased spending on new product introduction, particularly the Powerworks microturbine. Club Car sales and operating margins improved compared to last year's third quarter due to market share gains.

Infrastructure Development includes Bobcat compact equipment, road pavers and compactors, portable power products, and drilling equipment. Revenues for the third quarter totaled $499.1 million, a decrease of 9% from last year's third quarter. Restructuring charges and productivity investments in both years were $2.8 million and $2.0 million in the third quarter of 2001 and $3.8 million and $6.0 million in the third quarter of 2000, respectively. Operating income excluding restructuring charges and productivity investments was $45.6 million in 2001, a decrease of $38.2 million from 2000.
Decreased revenues and margins for the third quarter are a reflection of the declining demand from the company's distribution channel. Equipment dealers are aggressively managing inventory, and retail sales for the last three weeks of September declined dramatically. Also, significantly reduced demand from large U.S. rental companies for infrastructure products continued in the third quarter.

Security and Safety includes architectural hardware products and electronic access-control technologies. Third quarter revenues decreased slightly to $360.4 million, when compared to the comparable quarter in the prior year. Restructuring charges and productivity investments in both years were $0.2 million and $11.3 million in the third quarter of 2001 and $0.5 million and $3.0 million in the third quarter of 2000, respectively. Operating income excluding restructuring charges and productivity investments was $72.6 million in 2001, a decrease of $6.8 million from 2000. Excluding restructure charges and productivity investments in both years, operating income margin decreased to 20.1% of sales for the quarter, as compared to 21.8% for the third quarter of 2000. Revenues decreased due to declining demand in both commercial and residential markets, partially offset by higher electronic solutions revenues. Margins were affected by increased development spending in the electronic security solutions business and the acceleration of product and market related growth initiatives during the quarter.

Dresser-Rand, a provider of large compression equipment for the extraction and distribution of gas and oil, and the refining of oil, had revenues of $206.0 million for the third quarter of 2001, a decrease of 2% compared with the third quarter of 2000. Operating income, excluding productivity investments of $0.8 million, was $4.3 million, a decrease from $5.3 million in the comparable quarter of 2000, which excludes restructure charges of $8.0 million. Results in 2000 include the operating results of Dresser-Rand's compression services business until its sale on September 5, 2000.

Excluding these results, Dresser-Rand's third quarter revenues increased by 7% compared to 2000, and operating earnings increased by $5.7 million, reflecting the increased volume and cost reductions from restructuring actions.

Liquidity and Capital Resources

The company's working capital at September, 2001 was $316.6 million, which reflects a significant change from the negative working capital balance of $992.3 million at December 31, 2000. The primary reason for this change is the refinancing of $1.4 billion short-term debt to long-term debt. The company's debt-to-total capital ratio at September 30, 2001 was 49% compared with 48% reported at December 31, 2000.

The company's cash and cash equivalents totaled $105.3 million at September 30, 2001, up from $97.0 million at December 31, 2000. During the first nine months of the year, cash flows from operating activities provided $110.8 million, investing activities used $135.1 million and financing activities provided $46.7 million.

Receivables totaled $1.5 billion at September 30, 2001, which represents a decrease of $50.0 million from the amount reported at December 31, 2000. During the third quarter, the company increased its sale of receivables program by $65.0 million, which was partially offset by an increase in receivables due to acquisitions.

Inventories totaled $1.3 billion at September 30, 2001, which represents an increase of $85.0 million from the year-end balance. The increase is primarily due to the decline in demand during the first nine months of 2001 and acquisitions, offset by foreign currency translation.

Intangible assets increased by approximately $83.1 million during the first nine months of 2001. Acquisitions increased the account balance by approximately $96.3 million during the first nine months of the year. Amortization expense for the first nine months of the year was $127.4 million. Capitalized software and debt issuance cost increased the account by $41.8 million. The remaining change is attributed to foreign currency translation and purchase accounting adjustments for the Hussmann acquisition of approximately $60 million.

Loans payable totaled $946.4 million at September 30, 2001 as compared to $2.1 billion at December 31, 2000. During the first nine months of 2001, the company refinanced $1.4 billion of short-term debt with long-term debt, which included $600 million of 5.75% notes maturing in 2003, $575 million of 6.25% notes maturing in 2006, and $250 million of 5.80% notes maturing in 2004. The company also repaid $604.9 million of current maturities of long-term debt. The remainder of the change was attributable to short-term debt changes and translation.

In May 2001, the company's equity-linked securities were converted into 8.3 million common shares, and approximately $32 million of new long-term debt.

During the first nine months of 2001, the company repurchased approximately 1.7 million shares of the company's common stock.
Approximately 350,000 shares were used in connection with an acquisition.

During the first nine months of 2001, foreign currency translation adjustments resulted in a net decrease of $23.3 million in shareholders' equity, caused primarily by the strengthening of the U.S. dollar against European currencies.

In October 2001, the company announced that its board of directors approved a plan to change its place of incorporation from New Jersey to Bermuda. Under the plan, Ingersoll-Rand Company Limited, a newly formed Bermuda corporation, will become the parent company of Ingersoll-Rand Company. The proposal is subject to approval by the company's shareholders.

Environmental Matters

The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites, there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed that it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Acquisitions

In the third quarter of 2001, the company acquired Grenco Transportkoeling B.V. (Grenco), a transport refrigeration equipment sales and service business. Grenco, based in the Netherlands, sells and services trailer and truck refrigeration units, for which it also supplies associated parts. Grenco will become part of Climate Control. The company also acquired Kryptonite Corporation (Kryptonite), a leading manufacturer of locks for recreational and portable security applications. Kryptonite will become part of Security and Safety.

In the second quarter of 2001, the company acquired Superstav, spol. s.r.o., a manufacturer of compact tractor loader backhoes located in the Czech Republic, and its U.S. distributor. The company also acquired the assets of ITO Emniyet Kilit Sistemleri A. (ITO Kilit), a leading manufacturer and distributor of locks, cylinders and keys in the Turkish market. The acquisition includes ITO Kilit's manufacturing facility in Turkey, and advanced-technology lock and cylinder production equipment. Additionally, the company acquired National Refrigeration Services, Inc. (NRS), a leading provider of commercial refrigeration products and services for food storage distribution and display throughout the United States. NRS serves customers in a variety of commercial refrigeration applications, including supermarkets, convenience stores, food processors, food service facilities, government institutions, cold storage warehouses, and distribution facilities.

In the first quarter of 2001, the company acquired, for common stock and cash, Taylor Industries, Inc. and an affiliate business, Taylor Refrigeration (Taylor). Taylor distributes, installs and services refrigeration equipment, food service equipment and electric doors.

New Accounting Standards

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and services of financial assets occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

The company adopted the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible
Assets" applicable to business combinations completed after June 30, 2001. These standards require the use of the purchase method of accounting for business combinations and set forth the accounting for the goodwill and intangible assets. Under the provisions of these standards, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. All other intangible assets are to be amortized over their estimated useful lives. Goodwill and intangible assets are subject to annual impairment testing using the specific guidance and criteria described in the standards.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective January 1, 2003 for the company. The company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, which provides guidance on the accounting for the impairment or disposal of long-lived assets and is effective January 1, 2002 for the company. The company is currently reviewing the provisions of SFAS No. 144 to determine the standard's impact upon adoption.

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

Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the company's exposure to market risk during the first nine months of 2001. For discussion of the company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, contained in the company's Annual Report incorporated by reference in Form 10-K for the calendar year 2000.

                       INGERSOLL-RAND COMPANY
                     PART II OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

        Exhibit No.               Description

           2                      The Agreement and Plan of Merger
                                  among Ingersoll-Rand Company
                                  Limited, Ingersoll-Rand Company
                                  and IR Merger Corporation.
                                  Incorporated by reference to
                                  Exhibit 2 to Form  S-4 of
                                  Ingersoll-Rand Company Limited,
                                  Registration number 333-71642
                                  dated October 16, 2001.

            12                    Computations of Ratios of
                                  Earnings to Fixed Charges


  (b)   Reports on Form 8-K

        A Current Report on Form 8-K (Item 7) dated October 15, 2001 reporting the filing of Consolidated Financial Statements for the six months ended June 30, 2001, three months ended March 31, 2001, and years ended December 31, 2000, 1999, 1998, 1997, and 1996, and Exhibit 12 - Computation of the Ratio of Earnings to Fixed Charges.

        A Current Report on Form 8-K (Item 5) dated October 16, 2001 reporting the filing of Exhibit 99.1 - Press Release issued by Ingersoll-Rand Company concerning the approval by the Board of Directors to change the company's place of incorporation to Bermuda.



                        INGERSOLL-RAND COMPANY

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        INGERSOLL-RAND COMPANY
                             (Registrant)






Date   November 14, 2001        /S/ D.W. Devonshire
                               D.W. Devonshire, Executive Vice
                               President & Chief Financial Officer

                               Principal Financial Officer


Date   November 14, 2001        /S/ S.R. Shawley
                               S.R. Shawley, Vice President &
                               Controller

                               Principal Accounting Officer